Form 10-Q
period 2021-09-30
Home Plate Acquisition Corp
filed 2021-11-10
CIK 1863181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40844

HOME PLATE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

State of Delaware	86-2858172
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 1314
New York, NY	10028
(Address of Principal Executive Offices)	(Zip Code)
(917)
703-2312
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former name
,
former address
and former fiscal year
, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Warrant	HPLTU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	HPLT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	HPLTW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes
☒
No  ☐
The registrant had 20,000,000
shares of Class

A common stock at $0.0001
per share
,
and 5,750,000
shares of
Class B
common stock, par value
$0.0001, issued and
outstanding at November 10, 2021.

		Page
Forward-Looking Statements		2
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	4
	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the period from March 24, 2021 (Inception) Through September 30, 2021 (unaudited)	5
	Condensed Statement of Changes in Stockholders’ Equity for the Period from March 24, 2021 (Inception) Through September 30, 2021 (Unaudited)	6
	Condensed Statement of Cash Flows for the Period from March 24, 2021 (Inception) Through September 30, 2021 (Unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		26

Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to:

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•
We may not be able to complete our initial business combination within 18 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up, and we would redeem our Public Shares (as defined herein) for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

•
We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

•	Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

•
We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

•	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

•	Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic
and other events, and the status of debt and equity markets.

•
We may have a limited ability to assess the management of a prospective target business and, as a result, may consummate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

•	There may be tax consequences to our initial business combination that may adversely affect us.

•
Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

•
We may amend the terms of our warrant agreement to allow for our warrants to be classified as equity in our financial statements with the approval by the holders of at least a majority of the public warrants and the private placement warrants, voting together as a single class.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants effectively worthless.

•
If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

•
Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

•
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

•	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

•
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

•
The risks set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s IPO filed with the SEC and “Item 1A. Risk Factors” of this Quarterly Report on Form
10-Q.

The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form
10-Q.
You should read this Quarterly Report on Form
10-Q
and the documents that we reference herein and have filed herewith as exhibits with the understanding that if one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HOME PLATE ACQUISITION CORP.
CONDENSED BALANCE SHEET as of September 30, 2021
(unaudited)

Assets
Current Assets
Cash	$21,640
Other assets	721,996

Total Current Assets	743,636
Deferred offering costs	570,009

Total Assets	$1,313,645

Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued expenses	$727,396
Accrued offering costs	303,641
Promissory note – related party	266,912

Total Liabilities	$1,297,949

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(9,304)

Total Stockholders’ Equity	15,696

Total Liabilities and Stockholders’ Equity	$1,313,645

(1)	Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the Period from March 24, 2021 (Inception) Through September 30, 2021

Formation, general and administrative expenses	$4,134	$9,304

Net Loss	$(4,134)	$(9,304)

Basic and diluted weighted average shares outstanding (1)	5,000,000	3,880,208

Basic and diluted net loss per Class B common stock	$(0.00)	$(0.00)

(1)	Excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or part by the underwriters.
The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock			Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Class A Shares	Class A Amount	Class B Shares	Class B Amount

Balance at March 24, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—	(1,343)	(1,343)

Balance at March 31, 2021	—	$—	—	$—	—	$—	—	(1,343)	(1,343)
Issuance of shares of Class B common stock to related parties (1)	—	—	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	—	—	(2,923)	(2,923)

Balance at May 5, 2021 (audited)	—	$—	—	$—	5,750,000	$575	24,425	(4,266)	20,734
Net loss	—	—	—	—	—	—	—	(904)	(904)

Balance at June 30, 2021 (unaudited)	—	$—	—	$—	5,750,000	$575	24,425	(5,170)	19,830
Net Loss	—	—	—	—	—	—	—	(4,134)	(4,134)

Balance at September 30, 2021 (unaudited)	—	$—	—	$—	5,750,000	$575	$24,425	$(9,304)	$15,696

(1)	includes 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the Period from March 24, 2021 (Inception) Through September 30, 2021
(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(9,304)
Changes in assets and liabilities:
Accrued expenses	5,400
Accrued offering costs	544

Net cash used in operating activities	(3,360)

Cash Flows from Financing Activities:
Proceeds from the issuance of Class B common stock	25,000

Net cash provided by financing activities	25,000

Net change in cash	—
Cash-beginning of period	—

Cash-end of period	$21,640

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$303,641
Deferred offering costs included in promissory note – related party	$266,912
The accompanying notes are an integral part of these unaudited condensed financial statements.

Home Plate Acquisition Corporation
Notes to Condensed Financial Statements
(Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND
Home Plate Acquisition Corporation (the “Company”) was incorporated in the State of Delaware on March 24, 2021. The Company was incorporated for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company has not yet selected any specific Business Combination target.
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through September 30, 2021 relates to the Company’s formation
and
its
initial public offering
(the “IPO”) described below, and, since the initial public offering, the search for a target for its initial Business Combination.
The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the
IPO.

The Company has selected December 31 as its fiscal year end.
On October 4, 2021, the Company completed the sale of 20,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000 in its IPO,
which
i
s described in Note 3. Simultaneous with the closing of the IPO, the Company completed the sale of 7,600,000 private placement warrants (the “Private
Placement
Warrants
”) at a price of $1.00 per Private
Placement
Warrant in a private placement to certain funds and accounts managed by Home Plate Sponsor, LLC (
our
“Sponsor”) as well as to Jefferies
LLC (“Jefferies”), who acted as the sole book running manager for the PIO
, generating gross proceeds
of $7,600,000 from the sale of the Private Placement Warrants.
In accordance with the rules of Nasdaq, the Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined in the following paragraph) (excluding the amount of deferred underwriting discounts and commissions held in trust and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the initial Business Combination. However, the Company only will complete a Business Combination if the post-business combination Company owns or acquires 50% or more of the outstanding voting securities of the target, or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment Company under the Investment Company Act 1940, as amended (the “Investment Company Act”).
Following
the closing of the
IPO on October 4, 2021, $200,00,000

(
$10.00 per Unit
) from
the
net
proceeds of the
sale of the Units in the IPO and the sale of the
Private Placement Warrants,
was placed
in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any
P
ublic
S
hares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the
P
ublic
S
hares if the Company does not complete the initial Business Combination within 18 months from the closing of
the IPO
or (B) with respect to any other provision relating to the rights of holders of the Class A common stock; or (iii) absent the completing an initial Business Combination within 18 months from the closing of
the IPO
, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the
P
ublic
S
hares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public stockholders may receive only approximately $10.00 per
Public Share
, or less in certain circumstances, on the liquidation of the Trust Account and the warrants will expire worthless.
The Company will provide the holders
of
the
Public Shares
(the “Public
Stockholders
”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share).
These Public Shares
were
classified as temporary equity upon the completion of the
IPO
in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification
(“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination.
If the Company is unable to complete a Business Combination within 18 months from the closing of the
Initial Public
Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding
Public Shares
, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware state law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their
Founder Shares (defined in Note 4)
and any
Public Shares
held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their
Founder Shares
and
Public Shares
in connection with a stockholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their
Founder Shares
if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote any
Founder Shares
held by them and any
Public Shares
purchased during or after the
Initial Public
Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third-party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per
Public Share
and (ii) the actual amount per
Public Share
held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per
Public Share
due to reductions in the value
of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the indemnity of the underwriter of the
Initial Public
Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims
..

Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $21,640 in its operating bank account, and a working capital deficit of approximately $554,314. The Company’s liquidity needs up to September 2021 had been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000.
As of September 30, 2021, the Company had drawn down $266,912 under the Promissory Note to pay for offering expenses. The Promissory Note was fully repaid as of October 4, 2021.
After consummation of the IPO on October 4, 2021, the Company had approximately $3.1 million in its operating bank account, and working capital of approximately $3.0 million. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital
Loans
 (
defined
in
Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination cand
i
dates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the
IPO
, and/or sea
r
ch for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the period from March 24, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period from March 24, 2021 (inception) through
December 31, 2021 or for any future interim periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Smaller Reporting Company Status
Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Company’s shares of common stock held by non-affiliates
equaled or exceeded $250 million as of the prior June 30, and (2) the Company’s annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of its shares of common stock held by non-affiliates
equaled or exceeded $700 million as of the prior June 30. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of these financial statements with other public companies difficult or impossible.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates
.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $21,640 as of September 30, 2021.
Other Assets
Other assets consist of retainer payments for professional fees at the balance sheet date.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the
IPO
that occurred on October 4, 2021 and that were charged to shareholder’s equity upon the completion of the
IPO
.
Net Loss Per Common Stock
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the
underwriter’s
over-allotment
option is not exercised by the underwriter (see Note 5).
At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

1
1

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
Income taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation all
o
wance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and pr
e
scribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction.
The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The provision for income taxes was deemed to be immaterial for the period from March 24, 2021 (inception) through September 30, 2021.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

1
2

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic
470-20,
Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU
No. 2020-06,
more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASCU
No. 2020-06
upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.
Management does not believe that any

other
recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholder’s equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At October 4, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
NOTE 3 — INITIAL PUBLIC OFFERING
O
n October 4, 2021 the Company
completed its IPO of
20,000,000 Units at a price of $10.00 per
Unit
, generating gross proceeds to the Company of $200,000,000.
Each
consists
of one share of Class A common stock and one-half of one
redeemable
warrant (“Public Warrant”). Each whole Public Warrant
entitles
the holder
thereof
to purchase
one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.
An aggregate of $10.00 per Unit sold in the
IPO
was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company. As of October 4, 2021, $200,000,000 of the IPO proceeds was held in the Trust Account. In addition, $3,062,577 of cash is not held in the Trust Account and is available for working capital purposes.

1
3

NOTE 4 — RELATED PARTY TRANSACTIONS
Founder Shares
On May 5, 2021, the Sponsor and certain directors of the Company paid $25,000 (approximately $0.004 per share) in consideration for 5,750,000 shares of Class B common stock with par value of $0.0001 (the “Founder Shares”). Up to 750,000 of these Founder Shares are subject to forfeiture by the Sponsor if the underwriter’s over-allotment option is not exercised.

Certain qualified institutional buyers or institutional accredited investors (including certain funds managed by UBS O’Connor, LLC) collectively referred to as the anchor investors (“Anchor Investors”), purchased
an aggregate of
19,800,000
Units
in the
IPO
at the public offering price
of $10.00.
I
n connection with the closing of the
IPO
, the Sponsor sold up to 150,000 Founder Shares to each Anchor Investor (other than those funds managed by UBS O’Connor, LLC) (or an aggregate of 1,350,000 Founder Shares to all of the Anchor Investors) at their original purchase price. As of the IPO date, October 4, 2021, the Company estimated the aggregate fair value of these Founder Shares attributable to such Anchor Investors to be $10,676,610 or $7.9086 per share.
The excess of the fair value over consideration of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and 5T. Accordingly, the offering cost were allocated to the separable financial instruments issued in the
IPO
based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares were charged to stockholder’s equity upon the completion of the
IPO
.
Promissory Note — Related Party
On May 5 2021, the
Sponsor issued an unsecured
Promissory Note
to the Company
,
pursuant to which the Company
was permitted to
borrow an aggregate principal amount
of $300,000. As of September 30,
2021,
the
Company had drawn down $266,912 under the
Promissory Note
to pay for offering expenses.
The Promissory Note was non-interest bearing and the
Promissory Note was fully repaid as of October 4, 2021,
upon the closing of the IPO.
Administrative Services
The Company has committed to pay up to $15,000 per month to the Sponsor for administrative, financial and support ser
v
ices provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company..
Private Placement Warrants
Our Sponsor and Jefferies agreed to purchase an aggregate of 7,600,000 Private Placement Warrants (or 8,200,000 Private Placement Warrants if the underwriter’s over-allotment option is exercised in full), at a price of $1.00 per Private Placement Warrant ($7,600,000 in the aggregate, or $8,200,000 if the underwriter’s over- allotment option is exercised in full) in a private placement that occurred simultaneously with the closing of the
IPO
. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor have been added to the proceeds from the
IPO
to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Subject to limited exceptions, the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Business Combination (See Note 7).
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would

1
4

either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to
 $
1,500,000
of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $
1.00
per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.
The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 5 — STOCKHOLDERS’ EQUITY
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding..
Class
 A common stock —
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B common stock —
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 there were 5,750,000 shares of Class B common stock issued and outstanding, of which up to 750,000 shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law or the applicable rules of Nasdaq. Holders of the Class A and Class B common stock will have one vote for every share of common stock with the exception that holders of the Class B common stock have the exclusive right to vote for the election of directors and all other matters properly submitted to a vote of stockholders.
The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of shares of Class B common stock will never occur on a less than one-for-one
basis.
NOTE 6—COMMITMENTS & CONTINGENCIES
Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of the
IPO
to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the
IPO
price less the underwriting discounts and commissions. The underwriter wa
s entitled to an underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate (or $4,600,000 million in the aggregate if the underwriter’s over-allotment option is exercised in full), upon the closing of the
IPO
. In addition, the underwriter will be entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate (or $8,050,000 in the aggregate if the underwriter’s over-allotment option is exercised in full). The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the
Underwriting Agreement, dated September 29, 2021, by and between the Company and Jefferies LLC
.

1
5

Registration Rights
The holders of the
F
ounder
S
hares, Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the
IPO
. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the
Founder Shares
, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
NOTE 7 — WARRANT LIABILITY
The Company accounted for the 17,600,000 warrants issued in connection with the
IPO
(the 10,000,000 Public Warrants and the 7,600,000 Private Placement Warrants, assuming the underwriter’s over- allotment option is not exercised) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-me
a
surement
at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The warrants are also subject to re-evaluation
of the proper classification and accounting treatment at each reporting period. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
The Company offered warrants in connection with its sale of Units. Each whole warrant that is part of the Units sold in the
IPO
is exercisable to purchase one share of the Company’s Class A common stock, subject to adjustment as provided in the prospectus for the Company’s IPO, filed with the SEC on October 1, 2021 (the “Final Prospectus”), and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. If, upon separation of the Units, a holder of warrants would be entitled to receive a fractional warrant, the Company will round down to the nearest whole number of warrants to be issued to such holder.
The exercise price of the warrant will be $11.50 per whole share, subject to adjustments as described in the
Final Prospectus.
In
addition, if (x) the Company issues additional shares of its Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of its Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the completion of the Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes the Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The warrants will become exercisable on the later of: (a) 30 days after the completion of the Business Combination; and (b) 12 months from the closing of the
IPO
; provided in each case that the Company has an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants, and a current prospectus relating thereto is available, and such shares are

1
6

registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the Business Combination as described in the immediately following paragraph or (ii) a notice of redemption described below). If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its commercially reasonable efforts to file with the
U.S. Securities and Exchange Commission (the “SEC”)
and have an effective registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the warrants, and to maintain the effectiveness of such registration statement, and a current Offering prospectus relating thereto, until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The holders of the
Private Placement Warrants
and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the
Private Placement Warrants
or warrants issued upon conversion of the working capital loans) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or at the closing of the
IPO
.
The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described in the
Final Prospectus
with respect to the
Private Placement Warrants
):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price of the Company’s Class A common stock for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the sale of the shares of its Class A common stock issuable upon exercise of the warrants is effective, and a current prospectus relating thereto is available, throughout the
30-day
redemption period. Any such exercise would not be on a “cashless basis” and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.
Except as set forth below, none of the Private Placement Warrants will be redeemable by the Company so long as they are held by the Sponsor, Jefferies or its permitted transferees.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described in the Final Prospectus with respect to the Private Placement Warrants):

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth the
Final Prospectus
based on the redemption date and the “fair market value” of the Company’s Class A common stock (as defined below);

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities); and

•
if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities), the private placement warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of the Company’s Class A common stock shall mean the volume-weighted average price of the Class A common stock for the ten trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in other blank check offerings. The Company will provide the warrant hol
d
ers with the final fair market value no later than one business day after the
10-day
trading period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of the Company’s Class A common stock per warrant (subject to adjustment).
No fractional shares of the Company’s Class A common stock will be issued upon exercise of a warrant in connection with a redemption. If, upon such exercise, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of its Class A common stock to be issued to the holder.
Pursuant to the warrant agreement, references above to Class A common stock shall include a security other than Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in our initial business combination.
The Private Placement Warrants will be
non-redeemable
and exercisable on a cashless basis so long as they are held by the Sponsor, Jefferies or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, Jefferies or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. The Sponsor, as well as its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis.
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified the following subsequent events related to the IPO.
On October 4, 2021, the Company
consummated
the sale of 20,000,000
Units
at $10.00 per Unit generating gross proceeds of $200,000,000 in its IPO,
which
is described in Note 3.
Simultaneously
with the closing of the IPO, the Company completed the sale of the
7,600,000 Private
Placement Warrant
s

at a price of $1.00 per Private
Placement Warrant

in a private placement to certain funds and accounts managed by
the
Sponsor as well as to Jefferies generating gross proceeds
of $7,600,000 from the sale of the Private Placement Warrants.
Following the closing of the IPO on October 4, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the
Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in
in
United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of the Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem
100
%
of the Public Shares if the Company does not complete the initial Business Combination within
18
months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A common stock; or (iii) absent the completing an initial Business Combination within
18
months from the closing of the IPO, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the
P
ublic
S
hares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements included in our financial prospectus filed pursuant to Rule 424(b)(4) on October 1, 2021 (the “Final Prospectus”) and the section entitled “Risk Factors” in our Final Prospectus. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Final Prospectus and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form
10-Q,
our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are a blank check company incorporated on March 24, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have not yet selected any business combination target. Although we may pursue targets in any industry, we intend to focus our efforts on identifying high growth, U.S. and international acquisition targets in the financial technology (“Fintech”) or the Embedded Finance sector. Embedded Finance refers to the combination of a non-financial
service provider with a financial technology. The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). We intend to capitalize on the ability of our sponsor team to identify and acquire and advise a business that can benefit from our founders’ management expertise and disciplined approach to capital allocation and investment oversight. We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
The issuance of additional shares in a Business Combination:

•
may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in our Class B common stock resulted in the issuance of our Class A common stock on a greater than one-to-one basis
upon conversion of our Class B common stock;

•	may subordinate the rights of holders of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.
Similarly, if we issue debt securities, or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common or preferred stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
Results of Operations and Known Trends or Future Events
The Company has neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and IPO. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
For the three months ended September 30, 2021 and period from March 24, 2021 through September 30, 2021, we had a net loss of $4,134 and $9,304, respectively, which consisted of formation, general and administrative expenses incurred.
Liquidity and Capital Resources
As of September 30, 2021 the Company had approximately $21,640 in cash in its operating bank account, and a working capital deficit of approximately $554,314.
Our liquidity needs up to September 30, 2021 had been through payment of $25,000 from the sale of the Founder Shares (as defined in Note 4) to our Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $300,000. As of September 30, 2021, the Company had drawn down $266,912 under the Promissory Note to pay for offering expenses. The Promissory Note was fully repaid as of October 4, 2021.
On October 4, 2021, the Company completed the sale of 20,000,000 units (the “Units”) at $10.00 per Unit generating gross proceeds of $200,000,000 in its IPO. Simultaneously with the closing of the IPO, the Company completed the sale of 7,600,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to certain funds and accounts managed by the Sponsor as well as to Jefferies LLC (“Jefferies”), who acted as the sole book running manager for the IPO, generating gross proceeds of $7,600,000 from the sale of the Private Placement Warrants.
An aggregate of $10.00 per Unit sold in the Initial Public Offering was held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company. As of October 4, 2021, $200,000,000 of the IPO proceeds was held in the Trust Account. In addition, $3,062,577 of cash is not held in the Trust Account and is available for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
We will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
We expect our primary liquidity requirements during that period to include approximately $800,000 for D&O insurance; $850,000 for legal, accounting, and consulting costs in connection with any business combinations; $250,000 for legal and accounting fees related to regulatory reporting requirements; $90,000 for Nasdaq continued listing fees; $360,000 for administrative, financial and support services; $270,000 for general working capital and support costs; $100,000 of liquidation reserve; and $180,000 for any other fees, including franchise taxes.
These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a
“no-shop”
provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a
“no-shop”
provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.
We do not believe we will need to raise additional funds following the PIO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we do not complete our initial business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangement as of September 30, 2021.
Contractual Obligations
As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies of the Notes to Financial Statements included in this Quarterly Report on Form
10-Q.
Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
Recent Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and the sale of the Private Placement Warrants held in the Trust Account are invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures
Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
include the risk factors described under the heading “Risk Factors” in our Registration Statement on Form
S-1/A,
filed with the SEC September 21, 2021 (File No. 333-259324), which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, including our ability to negotiate and complete our initial business combination, and our results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in the Final Prospectus, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 4, 2021, we consummated the IPO of 20,000,000 Units, each consisting of one share of Class A Common Stock and one-half
of one redeemable Warrant, each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating net proceeds to the Company of $200,000,000. The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-259324),
declared effective by the SEC on September 29, 2021. Jefferies LLC (“Jefferies”) served as the sole book running manager for the IPO. We have granted Jefferies a
45-day
option to purchase up to an additional 3,000,000 Units at the initial public offering price to cover over-allotments, if any, which if exercised in full would generate an additional $30,000,000 of gross proceeds to the Company.
The net proceeds from the IPO were placed in the Trust Account. The net proceeds of the IPO are invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus.
On May 5, 2021, the Sponsor agreed to loan us up to $300,000 to cover expenses related to IPO pursuant to the Promissory Note. The Promissory Note is non-interest
bearing and payable upon the completion of the IPO. We borrowed an aggregate of $266,912 under the Promissory Note which was repaid in full as of October 4, 2021.
At the closing of the IPO, we paid a total of $4,000,000 in underwriting discounts and commissions and $581,309 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer up to $7,000,000 in underwriting discounts and commissions. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
On October 4, 2021, simultaneously with the consummation of the IPO, we consummated the private placement of an aggregate of 7,600,000 warrants (the “Private Placement Warrants”) consisting of (i) 6,600,000 to Home Plate Sponsor LLC (our “Sponsor”), and (ii) 1,000,000 warrants to Jefferies, at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,600,000 (collectively, the “Private Placement”). No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement was conducted as a non-public
transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the Warrants, except that the Private Placement Warrants (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, and (ii) are not subject to redemption (except in certain limited circumstances). If Jefferies exercises its over-allotment option in full, the Sponsor and Jefferies will purchase an aggregate of 600,000 Private Placement Warrants for additional aggregate gross proceeds to us of $600,000.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Class A Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated September 29, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

10.1	Letter Agreement, dated September 29, 2021, by and between the Company and Home Plate Sponsor LLC (1)

10.2	Letter Agreement, dated September 29, by and between the Company and each of the executive officers, directors and initial stockholders of the Company (1)

10.3	Investment Management Trust Agreement, dated September 29, 2021, between the Company and Continental Transfer & Trust Company (1)

10.4	Registration Rights Agreement, dated September 29, 2021, among the Company, the Sponsor and certain security holders (1)

10.5	Private Placement Warrants Purchase Agreement, dated September 29, 2021, between the Company and the Sponsor (1)

10.6	Private Placement Warrants Purchase Agreement, dated September 29, 2021, between the Company and Jeffries, LLC (1)

10.7	Form of Indemnity Agreement(2)

10.8	Administrative Services Agreement, dated September 29, 2021, between the Company and the Sponsor (1)

10.9*	Form of Investment Agreement(1)

10.10	Promissory Note, dated March 24, 2021, issued to the Sponsor (2)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline SXRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2021 (File No. 001-40844).
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-259324), filed with the SEC on September 3, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME PLATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Daniel Ciporin Daniel Ciporin	Chairman, Chief Executive Officer (principal executive officer)	November 10, 2021

/s/ Jonathan Rosenzweig Jonathan Rosenzweig	Chief Financial Officer, Secretary and Director (principal financial and accounting officer)	November 10, 2021

26