Form 10-Q
period 2022-03-31
Home Plate Acquisition Corp
filed 2022-05-12
CIK 1863181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Former name, former address and former fiscal year, if changed since last report)

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant had 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding as of May 11, 2022.

		Page
Forward-Looking Statements		2
PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Balance Sheet as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	5
	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the period from March 24, 2021 (Inception) through March 31, 2021 (unaudited)	6
	Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 (unaudited) and for the period from March 24, 2021 (Inception) through March 31, 2021 (unaudited)	7
	Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 (unaudited) and for the period from March 24, 2021 (Inception) through March 31, 2021 (unaudited)	8
	Notes to Condensed Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		31

Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form
10-Q
may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses in our industry or otherwise;

•	our ability to complete our initial business combination;

•	our pool of prospective target businesses;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•
our ability to obtain a fairness opinion with respect to a target business, without which you may be relying solely on the judgment of our board of directors in approving a proposed business combination;

•
our issuance of additional shares of capital stock or debt securities to complete a business combination, thereby reducing the equity interest of our stockholders and likely causing a change in control of our ownership;

•	our ability to assess the management of a prospective target business;

•
our ability to amend the terms of the warrants or warrant agreement in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants;

•	our ability to redeem your unexpired warrants prior to their exercise;

•	our ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, economic uncertainty in various global markets caused by geopolitical instability, and the status of the debt and equity markets;

•	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;

•	the liquidity and trading market for our public securities;

•	the lack of a market for our securities;

•	our status as a an emerging growth company and a smaller reporting company within the meaning of the Securities Act;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the potential tax consequences of investing in our securities; or

•	our financial performance.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
The forward-looking statements in this Quarterly Report on Form
10-Q
are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form
10-Q
and the documents that we reference herein and have filed herewith as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HOME PLATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	As of
	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Current Assets
Cash	$1,739,733	$2,132,242
Prepaid expenses	425,676	399,089

Total Current Assets	2,165,409	2,531,331
Prepaid expenses – non-current portion	187,564	281,346
Investment held in Trust Account	200,066,974	200,018,919

Total Assets	$202,419,947	$202,831,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$346,560	$270,419

Total Current Liabilities	346,560	270,419
Warrant liabilities	5,660,000	9,656,000
Deferred underwriter fee payable	7,000,000	7,000,000

Total Liabilities	13,006,560	16,926,419
Commitments and Contingencies
Class A common stock subject to possible redemption, 20,000,000 shares at a redemption value of $10.00 per share	200,000,000	200,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (less 20,000,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Accumulated deficit	(10,587,113)	(14,095,323)

Total Stockholders’ Deficit	(10,586,613)	(14,094,823)

Total Liabilities and Stockholders’ Deficit	$202,419,947	$202,831,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 24, 2021 (inception) through March 31, 2021
Formation, general and administrative expenses	$554,764	$1,343

Loss from Operations	(554,764)	(1,343)
Other income		—
Unrealized gain on Investment held in Trust Account	66,974	—
Gain on change in fair value of warrant liabilities	3,996,000	—

Total other income	4,062,974	—

Net Income (Loss)	$3,508,210	$(1,343)

Basic and diluted weighted average shares outstanding, Class A common stock	20,000,000	—

Basic and diluted net income per share, Class A common stock	$0.14	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,000,000	—

Basic and diluted net income per share, Class B common stock	$0.14	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount
Balance – December 31, 2021 (audited)	5,000,000	500	—	(14,095,323)	(14,094,823)
Net income	—	—	—	3,508,210	3,508,210

Balance - March 31, 2022 (unaudited)	5,000,000	$500	$—	$(10,587,113)	$(10,586,613)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount
Balance – March 24, 2021 (inception)	—	—	—	—	—
Net loss	—	—	—	(1,343)	(1,343)

Balance - March 31, 2021 (unaudited)	—	$—	$—	$(1,343)	$(1,343)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 24, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$3,508,210	$(1,343)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on Investment held in Trust Account	(66,974)	—
Change in fair value of warrant liabilities	(3,996,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	67,195	—
Accrued expenses	76,141	1,343

Net cash used in operating activities	(411,428)	—

Cash Flows from Investing Activities:
Gain withdrawn from Trust Account to pay taxes	18,919	—

Net cash from investing activities	18,919	—

Net change in cash	(392,509)	—
Cash at beginning of period	2,132,242	—

Cash at end of period	$1,739,733	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $1,739,733 in its operating bank account, and working capital of $1,818,849. The Company’s liquidity needs up to and through March 31, 2022 have been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Promissory Note was fully repaid as of October 4, 2021 and there were no amounts outstanding under it as of March 31, 2022.
In order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined in Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In addition, if the Company is not able to consummate a Business Combination before April
4
,
2023
, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before April
4
,
2023
, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April
4
,
2023
.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,739,733 and $2,132,242 and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash equivalents in the amount of $200,066,974 and $200,018,919, respectively. Gains and losses resulting from the change in fair value of the assets held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with IPO
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on October 4, 2021 the Company incurred offering costs amounting to $22,252,049, consisting of $4,000,000 of cash underwriting fees, $7,000,000 of deferred underwriting fees, $10,670,740 for the excess fair value of founder shares attributable to the Anchor Investors (as described in Note 4) and $581,309 of other offering costs. As such, the Company recorded $20,892,809 of offering costs allocated to the Class A common stock as a reduction of temporary equity and $1,359,240 of offering costs allocated to the warrants to the statement of operations in 2021 when the IPO was consummated.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement
from initial carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital (to the extent possible), accumulated deficit and Class A common stock.
As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross Proceeds from Initial Public Offering	$200,000,000
Less:
Issuance costs related to redeemable Class A common stock	(20,892,809)
Fair value of Public Warrants	(9,014,000)
Plus:
Re-measurement of carrying value to redemption value	29,906,809

Class A common stock subject to possible redemption	$200,000,000
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and for the period from March 24, 2021 (inception) through March 31, 2021.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating income per share of common stock.
Re-measurement
associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,600,000 shares of Class A common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
Class B common stock subject to forfeiture (see Note 5) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.
The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the three months ended March 31, 2022		For the period from March 24, 2021 (Inception) through March 31, 2021
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,806,568	$701,642	$—	$—

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	—

Basic and diluted net income (loss) per share	$0.14	$0.14	$—	$—

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
Related Party Loans
On May 5, 2021, the Sponsor agreed to loan up to $300,000 to the Company to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing
and was due on the earlier of the completion of the Initial Public Offering or December 31, 2021. As of October 4, 2021, the date of the IPO, $266,912 had been drawn by the Company and was paid off as part of the closing of the transaction. As of March 31, 2022 and December 31, 2021, no amount is outstanding under the Note.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Services
The Company has committed to pay up to $15,000 per month to the Sponsor for administrative, financial and support services provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company. For the three months ended March 31, 2022, $45,000 in costs were incurred related to this agreement which are included in formation, general and administrative expenses in the accompanying Condensed Statement of Operations. The agreement was not yet in place as of March 31, 2021 and as such there was nothing incurred from the period from March 24, 2021 (Inception) through March 31, 2021.
NOTE 5 — STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 20,000,000 shares subject to possible redemption).
Class
 B common stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
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
subject to adjustment for
share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of shares of Class B common stock will never occur on a less than one-for-one basis
.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Underwriting Agreement
The Company granted the underwriter
a 45-day option
from the date of the Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Offering price less the underwriting discounts and commissions. This option expired unused in November 2021.
The underwriter has earned an underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate which was paid upon the closing of the Offering.
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
Consulting Agreement
On April 19, 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and due diligence of, potential Business Combination target entities (see Note 10 –
Subsequent Events
). Pursuant to the terms of the agreement, the Company has paid the consultant an initial fee of $100,000 and has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination. Nothing is recorded in relation to this agreement in the financial statements.

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
NOTE 8 – RECURRING FAIR VALUE MEASUREMENTS
The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	As of March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$200,066,974	$—	$—
Liabilities
Public Warrants	$3,199,000	$—	$—
Private Placement Warrants	$—	$—	$2,461,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$200,018,919	$—	$—
Liabilities
Public Warrants	$5,449,000	$—	$—
Private Placement Warrants	$—	$—	$4,207,000
Investment Held in Trust Account
As of March 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three months ended March 31, 2022, the Company withdrew $18,919 of interest income from the Trust Account to pay its tax obligations. The Trust Account was not yet in place as of March 31, 2021 and as such no withdrawal was made in the period from March 24, 2021 (inception) through March 31, 2021.
The composition of the Company’s fair value of held to maturity securities is as follows:

	As of March 31, 2022	As of December 31, 2021
U.S. Treasury Securities	$200,062,783	$200,017,973
Cash held in Trust Account	4,191	946

	$200,066,974	$200,018,919

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
As of March 31, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2022 and for the period from March 24, 2021 (inception) through March 31, 2021, there were no transfers between levels.
The Company’s warrant liabilities are based on a valuation model utilizing management judgement and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy.

	Private Warrant Liability	Public Warrant Liability
Fair Value as of December 31, 2021	$4,207,000	$5,449,000
Change in fair value of warrant liabilities	(1,746,000)	(2,250,000)

Fair Value as of March 31, 2022	$2,461,000	$3,199,000

The key inputs into the Private Placement Warrants model were as follows for March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Common stock price	$9.72	$9.55
Exercise price	$11.50	$11.50
Risk-free rate of interest	2.40%	1.11%
Volatility	6.37%	15.66%
Term	5.50	6.00
The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

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
On April 19, 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and due diligence of, potential Business Combination target entities (see Note 10 –
Subsequent Events
). Pursuant to the terms of the agreement, the Company has paid the consultant an initial fee of $100,000 and has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination. Nothing is recorded in relation to this agreement in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form
10-Q
and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022.
This discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form
10-Q,
our actual results may differ materially from those anticipated in these forward-looking statements.
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
Management Update
Jonathan Rosenzweig, our Chief Financial Officer, Secretary and director, has been appointed to serve as a Senior Advisor to a newly established Fintech-focused private equity fund, where Mr. Rosenzweig is expected to join as a Partner in early 2023.
Results of Operations and Known Trends or Future Events
We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to our formation and IPO. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $3,508,210 which consisted of a $3,996,000 gain in fair value of our warrant liabilities and a $66,974 gain on our investments held in the Trust account offset by $554,764 in general and administrative expenses.
For the period from March 24, 2021 (inception) through March 31, 2021, we had a net loss of $1,343 which consisted entirely of formation expenses.
Liquidity and Capital Resources
As of March 31, 2022, we had $1,739,733 in cash in our operating bank account and working capital of $1,818,849.
Our liquidity needs up to and through our IPO had been met through payment of $25,000 from the sale of the Founder Shares (as defined in Note 4) to our Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $300,000. The Promissory Note was fully repaid in connection with the IPO and there is no balance outstanding as of March 31, 2022.
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

An aggregate of $10.00 per Unit sold in the IPO was deposited into the trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company.
As of March 31, 2022, we had $200,066,974 in Investment Held in Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we held a cash balance of $1,739,733 outside of the Trust Account, which is available for working capital purposes. Until the consummation of a Business Combination, will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants issued to our Sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
We expect our primary liquidity requirements during the period between the consummation of our IPO and consummation of our Business Combination to include approximately $750,000 for D&O insurance; $750,000 for legal, accounting, and consulting costs in connection with any business combinations; $350,000 for legal and accounting fees related to regulatory reporting requirements; $125,000 for Nasdaq continued listing fees; $270,000 for administrative, financial and support services; $280,000 for general working capital and support costs; $100,000 of liquidation reserve; and $275,000 for any other fees, including franchise taxes.
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
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through April 4, 2023, 18 months from the closing of the IPO. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we do not complete our initial business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot provide any assurance that such new financing will be available to us on commercially acceptable terms, if at all.
If we are not able to consummate a Business Combination before April 4, 2023, we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. While management intends to complete a Business Combination on or before April 4, 2023, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 4, 2023.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements.
Commitments and Contractual Obligations
As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.
The holders of our Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
Pursuant to the underwriting agreement, Jefferies, as IPO underwriter, will be entitled to a deferred underwriting fee of $0.35 per Unit sold in the IPO, or $7,000,000 in the aggregate. The deferred fee will become payable from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
We have committed to pay up to $15,000 per month to our Sponsor for administrative, financial and support services provided to members of our sponsor team. This administrative service arrangement will terminate upon completion of our initial Business Combination or liquidation of the Company. We have incurred $45,000 pursuant to this agreement for the three months ended March 31, 2022.
On April 19, 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and due diligence of, potential Business Combination target entities. Pursuant to the terms of the agreement, the Company has paid the consultant an initial fee of $100,000 and has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination.
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
Debt-Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU
No. 2020-06,
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q
include the risk disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as filed with the SEC on March 16, 2022, which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, including our ability to negotiate and complete our initial business combination, and our results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report for the fiscal year ended December 31, 2021, as filed with the SEC on March 16, 2022, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 4, 2021, we consummated the IPO of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating net proceeds to the Company of $200,000,000. The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-259324),
declared effective by the SEC on September 29, 2021. Jefferies LLC (“Jefferies”) served as the sole book running manager for the IPO.
Simultaneously with the consummation of the IPO, we consummated the private placement of an aggregate of 7,600,000 private placement warrants, consisting of (i) 6,600,000 to the Sponsor, and (ii) 1,000,000 warrants to Jefferies, at a price of $1.00 per private placement warrant, generating total gross proceeds of $7,600,000. No underwriting discounts or commissions were paid with respect to the private placement. The private placement warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The sale of the units in the IPO and the concurrent sale of the private placement warrants generated gross proceeds to the Company of $207,600,000, consisting of $200,000,000 from the sale of the units and $7,600,000 from the sale of the private placement warrants. At the closing of the IPO, we paid a total of $4,000,000 in underwriting discounts and commissions and $581,309 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer up to $7,000,000 in underwriting discounts and commissions. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
There has been no material change in the expected use of the net proceeds from our IPO, as described in our final IPO prospectus, filed with the SEC on October 1, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company

3.2	Bylaws of the Company(1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline SXRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
This certification is being furnished solely to accompany this Quarterly Report on Form
10-Q
and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

(1)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259324), filed with the SEC on September 3, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PLATE ACQUISITION CORPORATION

Date: May 12, 2022	By:	/s/ Daniel Ciporin
Daniel Ciporin
Chief Executive Officer and Chairman of the Board ( Principal Executive Officer )

Date: May 12, 2022	By:	/s/ Jonathan Rosenzweig
Jonathan Rosenzweig
Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer )