Form 10-Q
period 2022-06-30
Home Plate Acquisition Corp
filed 2022-08-12
CIK 1863181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The registrant had 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding as of August 11, 2022.

		Page
Forward-Looking Statements		1
PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheet as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	3
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months ended June 30, 2021 and for the period from March 24, 2021 (Inception) through June 30, 2021 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 (unaudited), the Three Months ended June 30, 2021 and for the period from March 24, 2021 (Inception) through June 30, 2021 (unaudited)	5
	Condensed Statement of Cash Flows for the Six Months Ended June 30, 2022 (unaudited) and for the period from March 24, 2021 (Inception) through June 30, 2021 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signatures		29

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
pandemic, economic uncertainty in various global markets caused by geopolitical instability, the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies;

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
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 and under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HOME PLATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	As of
	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Current Assets
Cash	$1,536,350	$2,132,242
Prepaid expenses	408,669	399,089

Total Current Assets	1,945,019	2,531,331
Prepaid expenses – non-current portion	93,782	281,346
Investment held in Trust Account	200,288,474	200,018,919

Total Assets	$202,327,275	$202,831,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$33,993	$30,700
Accrued expenses	442,294	239,719

Total Current Liabilities	476,287	270,419
Warrant liabilities	3,182,000	9,656,000
Deferred underwriter fee payable	7,000,000	7,000,000

Total Liabilities	10,658,287	16,926,419
Commitments and Contingencies
Class A common stock subject to possible redemption, 20,000,000 shares at redemption value	200,118,705	200,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (less 20,000,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Accumulated deficit	(8,450,217)	(14,095,323)

Total Stockholders’ Deficit	(8,449,717)	(14,094,823)

Total Liabilities and Stockholders’ Deficit	$202,327,275	$202,831,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended	For the period from March 24, 2021 (inception) through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation, general and administrative expenses	$510,373	$3,827	$1,065,137	$5,170

Loss from Operations	(510,373)	(3,827)	(1,065,137)	(5,170)
Other Income (Expense)
Unrealized gain on Investment held in Trust Account	314,499	—	381,473	—
Gain on change in fair value of Warrant Liabilities	2,478,000	—	6,474,000	—

Total Other Income (Expense)	2,792,499	—	6,855,473	—

Income before Income Tax Provision	2,282,126	(3,827)	5,790,336	(5,170)
Income Tax Provision	(26,525)	—	(26,525)	—

Net Income (Loss)	$2,255,601	$(3,827)	$5,763,811	$(5,170)

Basic and diluted weighted average shares outstanding, Class A Common Stock	20,000,000	—	20,000,000	—

Basic and diluted net income per share, Class A Common Stock	$0.09	$—	$0.23	$—

Basic and diluted weighted average shares outstanding, Class B Common Stock	5,000,000	$3,076,923	5,000,000	2,828,283

Basic and diluted net income per share, Class B Common Stock	$0.09	$(0.00)	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount
Balance – December 31, 2021 (audited)	5,000,000	500	—	(14,095,323)	(14,094,823)
Net income	—	—	—	3,508,210	3,508,210

Balance – March 31, 2022 (unaudited)	5,000,000	500	—	(10,587,113)	(10,586,613)

Remeasurement of redeemable shares	—	—	—	(118,705)	(118,705)
Net income	—	—	—	2,255,601	2,255,601

Balance – June 30, 2022 (unaudited)	5,000,000	$500	$—	$(8,450,217)	$(8,449,717)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount
Balance – March 24, 2021 (inception)	—	—	—	—	—
Net loss	—	—	—	(1,343)	(1,343)

Balance – March 31, 2021 (unaudited)	—	$—	$—	$(1,343)	$(1,343)

Issuance of shares of Class B Common Stock to related parties	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(3,827)	(3,827)

Balance – June 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(5,170)	$(19,830)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2022	For the period from March 24, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	$5,763,811	$(5,170)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on Investment held in Trust Account	(381,473)	—
Change in fair value of warrant liabilities	(6,474,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	177,984	—
Accounts payable	3,294	—
Accrued expenses	202,575	2,681

Net cash used in operating activities	(707,809)	(2,489)

Cash Flows from Investing Activities:
Gain withdrawn from Trust Account to pay taxes	111,917	—

Net cash from investing activities	111,917	—

Cash Flows from Financing Activities:

Proceeds from issuance of Class B Common Stock	—	25,000

Net cash from financing activities	—	25,000

Net change in cash	(595,892)	22,511
Cash at beginning of period	2,132,242	—

Cash at end of period	$1,536,350	$22,511

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
The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through June 30, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $1,536,350 in its operating bank account, and working capital of $1,468,732. The Company’s liquidity needs up to and through June 30, 2022 have been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Promissory Note was fully repaid as of October 4, 2021 and there were no amounts outstanding under it as of June 30, 2022.
In order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined in Note 4). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In addition, if the Company is not able to consummate a Business Combination before April 4, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before April 4, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 4, 2023.
Risks and Uncertainties
Results of operations and the Company’s ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the
COVID-19
pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. Management continues to evaluate the impact of the foregoing events and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s business, financial position, and our ability to complete an initial Business Combination, management cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or their specific impact. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,536,350 and $2,132,242 and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash equivalents in the amount of $200,288,474 and $200,018,919, respectively. Gains and losses resulting from the change in fair value of the assets held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

	June 30, 2022	December 31, 2021
As of beginning of the period	$200,000,000	$—
Gross Proceeds	—	200,000,000
Less:
Issuance costs related to Class A common stock subject to possible redemption	—	(20,892,809)
Fair value of Public Warrants	—	(9,014,000)
Plus:
Accretion of carrying value to redemption value	118,705	29,906,809

Class A common stock subject to possible redemption	$200,118,705	$200,000,000

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The effective tax rate was

1.2% and
 0.46% for the three and six months ended June 30, 2022
, respectively, and 0.0% for both the three months ended June 30, 2021 and the period from March 24, 2021 (inception) through June 30, 2021. The effective tax rates differ from the statutory tax rate of 21.0% due to the change in fair value of warrants and the valuation allowance on deferred tax assets
.
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
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,600,000 shares of Class A common stock in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
Class B common stock subject to forfeiture (see Note 5) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The following table reflects the calculation of basic and diluted net loss per share of common
stock (in dollars, except share amounts):

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$1,804,481	$451,120	$—	$(3,827)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	3,076,923

Basic and diluted net income (loss) per share	$0.09	$0.09	$—	$(0.00)

	For the six months ended June 30, 2022		For the period from March 24, 2021 (Inception) through June 30, 2021
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$4,611,049	$1,152,762	$—	$(5,170)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	2,828,283

Basic and diluted net income (loss) per share	$0.23	$0.23	$—	$(0.00)

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
Related Party Loans
On May 5, 2021, the Sponsor agreed to loan up to $300,000 to the Company to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing
and was due on the earlier of the completion of the Initial Public Offering or December 31, 2021. As of October 4, 2021, the date of the IPO, $266,912 had been drawn by the Company and was paid off as part of the closing of the transaction. As of June 30, 2022 and December 31, 2021, no amount is outstanding under the Note.
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

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Services
The Company has committed to pay up to $15,000 per month to the Sponsor for administrative, financial and support services provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company. For the three months and six months ended June 30, 2022, $45,000 and $90,000, respectively, in costs were incurred related to this agreement which are included in formation, general and administrative expenses in the accompanying Condensed Statement of Operations. The agreement was not yet in place as of June 30, 2021 and as such there was nothing incurred from the period from March 24, 2021 (Inception) through June 30, 2021.
NOTE 5 — STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 20,000,000 shares subject to possible redemption).
Class
 B common stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
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
NOTE 8 – RECURRING FAIR VALUE MEASUREMENTS
The following table presents fair value information as of June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities
that were accounted for at fair value on a recurring basis:

	As of June 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$200,288,474	$—	$—
Liabilities
Public Warrants	$1,796,000	$—	$—
Private Placement Warrants	$—	$—	$1,386,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$200,018,919	$—	$—
Liabilities
Public Warrants	$5,449,000	$—	$—
Private Placement Warrants	$—	$—	$4,207,000
Investment Held in Trust Account
As of June 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three and six months ended June 30, 2022, the Company withdrew $92,998 and $111,917, respectively, of interest income from the Trust Account to pay its tax obligations. The Trust Account was not yet in place as of June 30, 2021 and as such no withdrawal was made in the period from March 24, 2021 (inception) through June 30, 2021.
The composition of the Company’s fair value of held to maturity securities is as follows:

	As of June 30, 2022	As of December 31, 2021
U.S. Treasury Securities	$200,287,326	$200,017,973
Cash held in Trust Account	1,148	946

	$200,288,474	$200,018,919

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

As of June 30, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended June 30, 2022 and for the three months ended June 30, 2021, there were no transfers between levels.
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

	Private Warrant Liability	Public Warrant Liability
Fair Value as of December 31, 2021	$4,207,000	$5,449,000
Change in fair value of warrant liabilities	(1,746,000)	(2,250,000)

Fair Value as of March 31, 2022	2,461,000	3,199,000
Change in fair value of warrant liabilities	(1,075,000)	(1,403,000)

Fair Value as of June 30, 2022	$1,386,000	$1,796,000

The key inputs into the Private Placement Warrants model were as follows for June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Common stock price	$9.77	$9.55
Exercise price	$11.50	$11.50
Risk-free rate of interest	2.99%	1.11%
Volatility	4.84%	15.66%
Term	5.50	6.00
The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form
10-Q
and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022.
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
Our sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). We intend to capitalize on the ability of our sponsor team to identify and acquire and advise a business that can benefit from our founders’ management expertise and disciplined approach to capital allocation and investment oversight. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“IPO”) and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
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
For the three months ended June 30, 2022, we had net income of $2,255,601 which consisted of a $2,478,000 gain in fair value of our warrant liabilities and a $314,499 gain on our investments held in the Trust Account (defined below) offset by $510,373 in general and administrative expenses and a $26,525 tax provision. For the six months ended June 30, 2022, we had net income of $5,763,811 which consisted of a $6,474,000 gain in fair value of our warrant liabilities and a $381,473 gain on our investments held in the Trust Account offset by $1,065,137 in general and administrative expenses and a $26,525 tax provision.
For the three months ended June 30, 2021, we had a net loss of $3,827 which consisted entirely of formation expenses. For the period from March 24, 2021 (inception) through June 30, 2021, we had a net loss of $5,170 which consisted entirely of formation expenses.
Liquidity and Capital Resources
As of June 30, 2022, we had $1,536,350 in cash in our operating bank account and working capital of $1,468,732.
Our liquidity needs up to and through our IPO had been met through payment of $25,000 from the sale of the Founder Shares (as defined in Note 4) to our Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $300,000. The Promissory Note was fully repaid in connection with the IPO and there is no balance outstanding as of June 30, 2022.
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

As of June 30, 2022, we had $200,288,474 in Investment Held in Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we held a cash balance of $1,536,350 outside of the Trust Account, which is available for working capital purposes. Until the consummation of a Business Combination, will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants issued to our Sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Through June 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a
“no-shop”
provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a
“no-shop”
provision would be determined based on the terms of the specific
B
usiness Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements.
Commitments and Contractual Obligations
As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.
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
We have committed to pay up to $15,000 per month to our Sponsor for administrative, financial and support services provided to members of our sponsor team. This administrative service arrangement will terminate upon completion of our initial Business Combination or liquidation of the Company. We have incurred $45,000 pursuant to this agreement for the three months ended June 30, 2022.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of the date of this Quarterly Report on Form
10-Q,
except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 16, 2022. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40844), filed with the SEC on May 12, 2022.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259324), filed with the SEC on September 3, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PLATE ACQUISITION CORPORATION

Date: August 12, 2022	By:	/s/ Daniel Ciporin
Daniel Ciporin
Chief Executive Officer and Chairman of the Board ( Principal Executive Officer )

Date: August 12, 2022	By:	/s/ Jonathan Rosenzweig
Jonathan Rosenzweig
Chief Financial Officer ( Principal Financial Officer and Principal Accounting Officer )