Form 10-Q
period 2022-09-30
Home Plate Acquisition Corp
filed 2022-11-10
CIK 1863181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
The registrant had 20,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding as of November 10, 2022.

		Page
Forward-Looking Statements		1
PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months ended September 30, 2021 and for the period from March 24, 2021 (Inception) through September 30, 2021 (unaudited)	4
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 (unaudited), the Three Months ended September 30, 2021 and for the period from March 24, 2021 (Inception) through September 30, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 (unaudited) and for the period from March 24, 2021 (Inception) through September 30, 2021 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		38

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, economic uncertainty in various global markets caused by geopolitical instability, the status of the debt and equity markets, and changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the application of the 1% U.S. federal excise tax under the IR Act (as defined herein);

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HOME PLATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	As of
	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
Current Assets
Cash	$1,386,519	$2,132,242
Prepaid expenses	398,590	399,089

Total Current Assets	1,785,109	2,531,331
Prepaid expenses – non-current portion	—	281,346
Investment held in Trust Account	201,196,415	200,018,919

Total Assets	$202,981,524	$202,831,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$11,230	$—
Accrued expenses	703,231	270,419

Total Current Liabilities	714,461	270,419
Warrant liabilities	704,000	9,656,000
Deferred underwriter fee payable	7,000,000	7,000,000

Total Liabilities	8,418,461	16,926,419
Commitments and Contingencies
Class A common stock subject to possible redemption, 20,000,000 shares at redemption value	200,820,980	200,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (less 20,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Accumulated deficit	(6,258,417)	(14,095,323)

Total Stockholders’ Deficit	(6,257,917)	(14,094,823)

Total Liabilities and Stockholders’ Deficit	$202,981,524	$202,831,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended	For the period from March 24, 2021 (inception) through September 30, 2021
	September 30, 2022	September 30, 2021	September 30, 2022
Formation, general and administrative expenses	$336,200	$4,134	$1,401,337	$9,304

Loss from Operations	(336,200)	(4,134)	(1,401,337)	(9,304)
Other Income
Unrealized gain on Investment held in Trust Account	938,956	—	1,320,429	—
Gain on change in fair value of Warrant Liabilities	2,478,000	—	8,952,000	—

Total Other Income	3,416,956	—	10,272,429	—

Income before Income Tax Provision	3,080,756	(4,134)	8,871,092	(9,304)
Income Tax Provision	(186,681)	—	(213,206)	—

Net Income (Loss)	$2,894,075	$(4,134)	$8,657,886	$(9,304)

Basic and diluted weighted average shares outstanding, Class A Common Stock	20,000,000	—	20,000,000	—

Basic and diluted net income (loss) per share, Class A Common Stock	$0.12	$—	$0.35	$—

Basic and diluted weighted average shares outstanding, Class B Common Stock	5,000,000	5,000,000	5,000,000	3,880,208

Basic and diluted net income (loss) per share, Class B Common Stock	$0.12	$(0.00)	$0.35	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount
Balance – December 31, 2021 (audited)	5,000,000	500	—	(14,095,323)	(14,094,823)
Net income	—	—	—	3,508,210	3,508,210

Balance – March 31, 2022 (unaudited)	5,000,000	500	—	(10,587,113)	(10,586,613)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(118,705)	(118,705)
Net income	—	—	—	2,255,601	2,255,601

Balance – June 30, 2022 (unaudited)	5,000,000	500	—	(8,450,217)	(8,449,717)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(702,275)	(702,275)
Net income	—	—	—	2,894,075	2,894,075

Balance – September 30, 2022 (unaudited)	5,000,000	$500	$—	$(6,258,417)	$(6,257,917)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – March 24, 2021 (inception)	—	—	—	—	—
Net loss	—	—	—	(1,343)	(1,343)
Balance – March 31, 2021 (unaudited)	—	$—	$—	$(1,343)	$(1,343)

Issuance of shares of Class B Common Stock to related parties	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(3,827)	(3,827)

Balance – June 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(5,170)	$19,830
Net loss	—	—	—	(4,134)	(4,134)

Balance – September 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(9,304)	$15,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2022	For the period from March 24, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,657,886	$(9,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on Investment held in Trust Account	(1,320,428)	—
Change in fair value of warrant liabilities	(8,952,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	281,845	—
Accounts payable	(19,469)	—
Accrued expenses	463,512	5,400
Accrued offering expenses	—	544

Net cash used in operating activities	(888,655)	(3,360)

Cash Flows from Investing Activities:
Gain withdrawn from Trust Account to pay taxes	142,932	—

Net cash from investing activities	142,932	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B Common Stock	—	25,000

Net cash from financing activities	—	25,000

Net change in cash	(745,723)	21,640
Cash at beginning of period	2,132,242	—

Cash at end of period	$1,386,519	$21,640

Supplemental Non-cash Disclosures:
Deferred offering costs included in accrued offering costs	—	303,641

Deferred offering costs included in promissory note – related party	—	266,912

Cash paid for taxes	150,640	—

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
The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through September 30, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had $1,386,519 in its operating bank account, and working capital of $1,070,648. The Company’s liquidity needs up to and through September 30, 2022 have been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Promissory Note was fully repaid as of October 4, 2021 and there were no amounts outstanding under it as of September 30, 2022.
In order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined in Note 4). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
Presentation of Financial Statements—Going Concern, if the Company is not able to consummate a Business Combination before April 4, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before April 4, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 4, 2023.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.
Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. The foregoing could cause a reduction in the cash available on hand to complete a business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a Business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,386,519 and $2,132,242 and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Cash Held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash equivalents in the amount of $201,196,415 and $200,018,919, respectively. Gains and losses resulting from the change in fair value of the assets held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

	September 30, 2022	December 31, 2021
As of beginning of the period	$200,000,000	$—
Gross Proceeds	—	200,000,000
Less:
Issuance costs related to Class A common stock subject to possible redemption	—	(20,892,809)
Fair value of Public Warrants	—	(9,014,000)
Plus:
Accretion of carrying value to redemption value	820,980	29,906,809

Class A common stock subject to possible redemption	$200,820,980	$200,000,000

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The effective tax rate was 6.1% and 2.4% for the three and nine months ended September 30, 2022, respectively, and 0.0% for both the three months ended September 30, 2021 and the period from March 24, 2021 (inception) through September 30, 2021. The effective tax rates differ from the statutory tax rate of 21.0% due to the change in fair value of warrants and the valuation allowance on deferred tax assets.
The IR Act was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on certain share repurchases (including redemptions) that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for the Company beginning in fiscal 2024.
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
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,600,000 shares of Class A common stock in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
Class B common stock subject to forfeiture (see Note 5) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,315,260	$578,815	$—	$(4,134)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	5,000,000

Basic and diluted net income (loss) per share	$0.12	$0.12	$—	$(0.00)

	For the nine months ended September 30, 2022		For the period from March 24, 2021 (Inception) through September 30, 2021
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$6,926,309	$1,731,577	$—	$(9,304)

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	—	3, 880,208

Basic and diluted net income (loss) per share	$0.35	$0.35	$—	$(0.00)

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
Related Party Loans
On May 5, 2021, the Sponsor agreed to loan up to $300,000 to the Company to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing
and was due on the earlier of the completion of the Initial Public Offering or December 31, 2021. As of October 4, 2021, the date of the IPO, $266,912 had been drawn by the Company and was paid off as part of the closing of the transaction. As of September 30, 2022 and December 31, 2021, no amount is outstanding under the Note.
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

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Administrative Services
The Company has committed to pay up to $15,000 per month to the Sponsor for administrative, financial and support services provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company. For the three months and nine months ended September 30, 2022, $0 and $90,000, respectively, in costs were incurred related to this agreement which are included in formation, general and administrative expenses in the accompanying Condensed Statement of Operations. The agreement was not yet in place as of September 30, 2021 and as such there was nothing incurred in either the three months ended September 30, 2021 or from the period from March 24, 2021 (Inception) through September 30, 2021.
NOTE 5 —STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 20,000,000 shares subject to possible redemption).
Class
 B common stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
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
Consulting Agreements
In April 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and due diligence of, potential Business Combination target entities. Pursuant to the terms of the agreement, the Company has paid the consultant an initial fee of $100,000 and has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination. Nothing is recorded in relation to this agreement in the financial statements.
In June 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and negotiation assistance with, potential Business Combination target entities. Pursuant to the terms of the agreement, the Company and has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination. Nothing is recorded in relation to this agreement in the financial statements.
In September 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to potential Business Combination target entities. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $1,500,000, in addition to the issuance of newly-issued shares, if the Company consummates a Business Combination with a target introduced by the consultant. Nothing is recorded in relation to this agreement in the financial statements.

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
NOTE 8 – RECURRING FAIR VALUE MEASUREMENTS
The following table presents fair value information as of September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	As of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$201,196,415	$—	$—
Liabilities
Public Warrants	$400,000	$—	$—
Private Placement Warrants	$—	$—	$304,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$200,018,919	$—	$—
Liabilities
Public Warrants	$5,449,000	$—	$—
Private Placement Warrants	$—	$—	$4,207,000
Investment Held in Trust Account
As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three and nine months ended September 30, 2022, the Company withdrew $31,014 and $142,932, respectively, of interest income from the Trust Account to pay its tax obligations. The Trust Account was not yet in place as of September 30, 2021 and as such no withdrawal was made in either the three months ended September 30, 2021 or the period from March 24, 2021 (inception) through September 30, 2021.
The composition of the Company’s fair value of held to maturity securities is as follows:

	As of September 30, 2022	As of December 31, 2021
U.S. Treasury Securities	$201,195,920	$200,017,973
Cash held in Trust Account	495	946

	$201,196,415	$200,018,919

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

As of September 30, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended September 30, 2022 and for the three months ended September 30, 2021, there were no transfers between levels.
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

	Private Warrant Liability	Public Warrant Liability
Fair Value as of December 31, 2021	$4,207,000	$5,449,000
Change in fair value of warrant liabilities	(1,746,000)	(2,250,000)

Fair Value as of March 31, 2022	2,461,000	3,199,000
Change in fair value of warrant liabilities	(1,075,000)	(1,403,000)

Fair Value as of June 30, 2022	$1,386,000	$1,796,000
Change in fair value of warrant liabilities	(1,082,000)	(1,396,000)

Fair Value as of September 30, 2022	$304,000	$400,000

The key inputs into the Private Placement Warrants model were as follows for September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Common stock price	$9.84	$9.55
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.01%	1.11%
Volatility	0.001%	15.66%
Term	5.25	6.00
The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

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

For the three months ended September 30, 2022, we had net income of $2,894,075 which consisted of a $2,478,000 gain in fair value of our warrant liabilities and a $938,956 gain on our investments held in the Trust Account (defined below) offset by $336,200 in general and administrative expenses and a $186,681 tax provision. For the nine months ended September 30, 2022, we had net income of $8,657,886 which consisted of a $8,952,000 gain in fair value of our warrant liabilities and a $1,320,429 gain on our investments held in the Trust Account offset by $1,401,337 in general and administrative expenses and a $213,206 tax provision.

For the three months ended September 30, 2021, we had a net loss of $4,134 which consisted entirely of formation expenses. For the period from March 24, 2021 (inception) through September 30, 2021, we had a net loss of $9,304 which consisted entirely of formation expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had $1,386,519 in cash in our operating bank account and working capital of $1,070,648.

Our liquidity needs up to and through our IPO had been met through payment of $25,000 from the sale of the Founder Shares (as defined in Note 4) to our Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $300,000. The Promissory Note was fully repaid in connection with the IPO and there is no balance outstanding as of September 30, 2022.

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

As of September 30, 2022, we had $201,196,415 in Investment Held in Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we held a cash balance of $1,386,519 outside of the Trust Account, which is available for working capital purposes. Until the consummation of a Business Combination, will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants issued to our Sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Through September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

We expect our primary liquidity requirements during the period between the consummation of our IPO and consummation of our Business Combination to include approximately $750,000 for D&O insurance; $850,000 for legal, accounting, and consulting costs in connection with any business combinations; $400,000 for legal and accounting fees related to regulatory reporting requirements; $125,000 for Nasdaq continued listing fees; $270,000 for administrative, financial and support services; $300,000 for general working capital and support costs; $100,000 of liquidation reserve; and $105,000 for any other fees.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, if we are not able to consummate a Business Combination before April 4, 2023, we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. While management intends to complete a Business Combination on or before April 4, 2023, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 4, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Commitments and Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

We have committed to pay up to $15,000 per month to our Sponsor for administrative, financial and support services provided to members of our sponsor team. This administrative service arrangement will terminate upon completion of our initial Business Combination or liquidation of the Company. We have incurred $0 pursuant to this agreement for the three months ended September 30, 2022.

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

In June 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and negotiation assistance with, potential Business Combination target entities. Pursuant to the terms of the agreement, the Company and has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination. Nothing is recorded in relation to this agreement in the financial statements.

On September 16, 2022, the Company entered into an agreement (the “Capital Markets Advisory Agreement”) with a third-party advisor pursuant to which the advisor will provide to the Company, among other services, introductions to potential Business Combination target entities and introductions to, and will seek investment commitments from, potential third-party investors in any financing by the Company, in the form of a private investment in the Company’s common stock or other structured instrument, in connection with consummating a Business Combination (such financing, as applicable, the “PIPE Financing” and such investors, the “PIPE Investors”). In consideration of the foregoing, the Company has agreed (i) to pay the advisor a cash fee of $1,500,000 in the event a Business Combination is with a target introduced by the advisor (a “Subject Target”) and (ii) to issue to the advisor a number of newly issued Class A common stock of the Company equal to 945,000 multiplied by the percentage of the aggregate PIPE Financing provided by PIPE Investors introduced by the advisor, regardless of whether the Business Combination is with a Subject Target. In the event that there is no PIPE Financing but the Business Combination with a Subject Target, the Company has agreed to issue to the advisor 945,000 shares of Class A common stock. The payment of any case fee and the issuance of any shares are subject to, and will be made upon, the successful closing of a Business Combination. Concurrently with the issuance of common stock to the advisor, the Company will cause the Sponsor to forfeit a corresponding number of Class B common stock.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 16, 2022, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 12, 2022. We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a Business Combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. The foregoing could cause a reduction in the cash available on hand to complete a business Combination and in our ability to complete a Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a Business Combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

On September 16, 2022, the Company entered into the Capital Markets Advisory Agreement with a third-party advisor pursuant to which the advisor will provide to the Company, among other services, introductions to potential Business Combination target entities and introductions to, and will seek investment commitments from, potential third-party investors in any PIPE Financing. In consideration of the foregoing, the Company has agreed (i) to pay the advisor a cash fee of $1,500,000 in the event a Business Combination is consummated with Subject Target and (ii) to issue to the advisor a number of newly issued Class A common stock of the Company equal to 945,000 multiplied by the percentage of the aggregate PIPE Financing provided by PIPE Investors introduced by the advisor, regardless of whether the Business Combination is with a Subject Target. In the event that there is no PIPE Financing but the Business Combination is with a Subject Target, the Company has agreed to issue to the advisor 945,000 shares of Class A common stock. The payment of any case fee and the issuance of any shares to the advisor (the “Advisor Shares”) will be made simultaneously with the successful closing of a Business Combination. Concurrently with the issuance of the Advisor Shares, the Company will cause the Sponsor to forfeit a corresponding number of Class B common stock. The Advisory Shares will be issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act on the basis that such issuance does not involve a public offering. No underwriting discounts or commissions will be paid with respect to such sale of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline SXRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

HOME PLATE ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Daniel Ciporin
Daniel Ciporin
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jonathan Rosenzweig
Jonathan Rosenzweig
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)