Form 10-K
period 2022-12-31
Home Plate Acquisition Corp
filed 2023-03-14
CIK 1863181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
of the Exchange Act).    YES
☒
    NO  ☐
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Class A common stock held by non-affiliates
of the registrant was $195,400,000 (based on the closing price of the registrant’s Class A common stock on that date as reported on Nasdaq).
As of March 10
,
 2023, there were 20,000,000 shares of the registrant’s Class A common stock and 5,000,000 shares of the registrant’s Class B common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including regarding the extension of the time we have to complete an initial business combination and the consummation of an initial business combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:

•	our being a company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses in our industry or otherwise;

•	our ability to complete our initial business combination;

•	our ability to continue as a going concern;

•	our pool of prospective target businesses;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

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

•	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;

•	the liquidity and trading market for our public securities;

•	the lack of a market for our securities;

•	our status as a an emerging growth company and a smaller reporting company within the meaning of the Securities Act;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the potential tax consequences of investing in our securities;

•	our financial performance; or

•	the other risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation on March 24, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination.

The address of our principal executive offices is P.O. Box 1314, New York, NY and our telephone number is (917) 703-2312. We maintain a corporate website at www.homeplateacq.com. The information contained on or accessible through any website that we may maintain is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to invest in our securities.

Our Company

Our sponsor team is comprised of our founders complemented by a group of industry veterans that either hold independent board of director positions or will serve as advisors to the Company, who may assist in the sourcing and evaluation of potential targets. We believe that our sponsor team’s experience in driving operational improvements and organic growth as well as optimizing capital allocation will benefit us following the initial business combination and create value for stockholders. Several members of our sponsor team, including Daniel Ciporin, our Chief Executive Officer, have a track record of building growth-oriented businesses on the foundation of strategic planning, organic growth and opportunistic acquisitions coupled with strong cash flow generation. In addition, Jonathan Rosenzweig, our Chief Financial Officer has nearly 30 years of experience related to equity securities analysis and interacting with asset managers, which we believe enable him to provide value added insight into both the success factors for publicly traded stocks and the demands of institutional investors. In order to take advantage of the depth and breadth of our sponsor team’s industry experience, we intend to consult with the various sponsor team members who have specific expertise and experience with potential targets or their specific industry sectors or markets.

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

A total of $200,000,000, representing both net proceeds from the IPO (which includes the $7,000,000 deferred underwriting commission) and the private placement, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. with Continental Transfer & Trust Company acting as trustee, for the benefit of our public stock holders. The net proceeds are invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, none of the funds held in the trust account will be released until the earliest of (i) the completion of the our initial business combination, (ii) the redemption of public shares properly submitted in connection with a stockholder vote to amend the Certificate of Incorporation (A) to modify the substance or timing of our obligation to provide holders of the public shares the right to have their shares redeemed or to redeem 100% of the public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the public shares or our pre-initial business combination activity, and (iii) the redemption of the public shares if we do not complete an initial business combination within 18 months from the closing of the IPO, subject to applicable law.

Recent Developments

Extension Proxy Statement and Special Meeting of Stockholders

On March 13, 2023, we filed a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) in connection with a special meeting of stockholders to be held on March 28, 2023 (the “Special Meeting”) for the purpose of voting on the following proposals: (i) a proposal to amend our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from April 4, 2023 (the date that is 18 months from the closing date of our IPO) to October 4, 2023 (the date that is 24 months from the closing date of the IPO) (the “Extended Date”) (such proposal, the “Extension Proposal, ” and such extension, the “Extension”), (ii) a proposal to amend our Investment Management Trust Agreement, dated as of September 29, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing us to extend the time we have to consummate an initial business combination to the Extended Date (such proposal, the “Trust Amendment Proposal”), (iii) a proposal to amend our amended and restated certificate of incorporation to provide holders of Class B common stock the right to convert any and all of their Class B common stock into Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Founder Share Amendment Proposal”), and (iv) a proposal to approve the adjournment of the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the Extension Amendment Proposal, the Trust Amendment Proposal or the Founder Share Amendment Proposal, or if we determine that additional time is necessary to effectuate the Extension (the “Adjournment Proposal”). The Special Meeting is being held virtually. Only holders of record of our common stock at the close of business on March 6, 2023 are entitled to receive the notice of the Special Meeting and to vote at the Special Meeting and any adjournments or postponements thereof.

The sole purpose of the Extension Amendment Proposal and the Trust Amendment Proposal is to provide us sufficient time to complete an initial business combination. The purpose of the Founder Share Amendment Proposal is to allow us to convert the founder shares at any point in time prior to the business combination and give us further flexibility to retain stockholders and meet Nasdaq continued listing requirements following any stockholder redemptions. On December 22, 2022, we signed a non-binding letter of intent with a business combination target company (the “Target”). Our board of directors currently believes that there will not be sufficient time before April 4, 2023 to complete an initial business combination with the Target and accordingly, believes the Extension is necessary in order to be able to consummate an initial business combination. Completion of the business combination with the Target is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein and approval of the transaction by our stockholders. Therefore, our board of directors has determined that it is in the best interests of our stockholders to extend the date by which the Company must consummate a business combination to the Extended Date in order to provide our stockholders with the opportunity to participate in the prospective investment. While we intend to enter into a definitive agreement with the Target, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

In connection with the Extension Amendment Proposal, the Trust Amendment Proposal and the Founder Share Amendment Proposal, holders of our public shares may elect to redeem their public shares a pro rata share of the trust account, subject to the limitations described below under “Limitations on Redemptions.” Any redemptions in connection with the Special Meeting will reduce the number of our public shares. The withdrawal of funds from the trust account in connection with any redemptions may significantly reduce the amount held in the trust account. In such event, the Company may still seek to obtain additional funds to complete a business combination, and there can be no assurance that such funds will be available on terms acceptable to the parties or at all.

If the Extension Amendment Proposal, the Trust Amendment Proposal and the Founder Share Amendment Proposal are approved by the requisite vote of stockholders, holders of public shares that do not make a redemption election will retain the opportunity to have their public shares redeemed in conjunction with the consummation of a business combination, subject to any limitations set forth in our amended and restated certificate of incorporation, as further amended. In addition, public stockholders who do not elect to redeem their shares would be entitled to have their public shares redeemed for cash if we have not completed a business combination by the Extended Date.

If any of the Extension Amendment Proposal, the Trust Amendment Proposal or the Founder Share Amendment Proposal is not approved and we are unable to complete our initial business combination (i) within 18 months from the date of the IPO or (ii) by the Extended Date (if the if the Extension is approved and implemented), we will wind up our affairs and liquidate as described below under “Redemption of Public Shares and Liquidation if no Initial Business Combination.”

Business Strategy & Competitive Strengths

We are focusing our efforts on identifying high growth, U.S. and international acquisition targets with meaningful current, or a clear path toward future, profitability. While initially we concentrated on the financial technology (“Fintech”) and embedded finance sectors, we have expanded our scope of potential acquisition targets to incorporate a broader array of industries in light of recent market volatility and waning investor appetite for high growth technology stocks. We intend to capitalize on the ability of our sponsor team to identify and acquire and advise a business that can benefit from our founders’ management expertise and disciplined approach to capital allocation and investment oversight.

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

We intend to target growth equity opportunities where we believe that our sponsor team’s collective expertise, relationships, and access to capital can significantly enhance the chances of success for an acquired target company. Though no single criterion will determine whether or not we pursue a business combination, we have identified the guidelines below for evaluating prospective targets. We intend to focus on companies that:

•	provide transformational opportunities for the sectors in which they participate;;

•	provide products or services which we believe offer discernible and material value to customers;

•	demonstrate a consistent ability to monetize their product or service;

•	participate in large addressable end-markets;

•	harbor robust secular and scalable growth potential, that we believe have a clear path to profitability;

•	benefit from near-term fundamental catalysts, which we believe can propel earnings and/or equity value;

•	offer a diverse customer base;

•	operate a solid economic model, which we believe will generate stable and predictable cash flows and profits;

•	maintain protective competitive barriers with defensible intellectual property or unambiguous differentiation;

•	face easily identifiable and manageable product or execution risks;

•	have a strong and experienced management team with a successful track-record for driving growth and value for investors;

•	maintain the systems, analytics, and processes to effectively manage risk;

•	stand to benefit meaningfully from the infusion of capital and the partnership with our sponsor team in order to drive future growth and to optimize operations; and

•	exhibit readiness to be a public company.

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

In addition to any potential business candidates we may identify on our own or through our advisors, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We have engaged and may in the future engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated acquisition of such target by us. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the consulting arrangements into which we have entered.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holder present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Holders of our founder shares will count towards this quorum and, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed to vote their founder shares and any public shares they may acquire during or after our IPO, and each of our anchor investors has agreed to vote their founder shares (subject to the right to abstain from voting) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, if all issued and outstanding shares are voted, in addition to our founder shares (assuming all public anchor investors vote their founder shares in favor of the business combination and assuming no redemptions in connection any amendment to our amended and restated certificate of incorporation to extend the time to consummate an initial business combination), we would need 7,500,001 (or 37.5%) of the 20,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. If only the minimum number of shares representing a quorum are voted, in addition to our founder shares (assuming all public anchor investors vote their founder shares in favor of the business combination and assuming no redemptions in connection with any amendment to our amended and restated certificate of incorporation to extend the time to consummate an initial business combination), we would need 1,250,001 (or 6.25%) of the 20,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event that the anchor investors hold all such units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. In addition, as a result of the private placement warrants that the UBS O’Connor anchor investors may indirectly have an interest in through their interest in our sponsor, they may have different interests with respect to a vote on an initial business combination than other anchor investors and public stockholders. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within 18 months from the closing of our IPO. The public anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of a business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our IPO to complete an initial business combination. If we have not completed an initial business combination within 18 months (or 24 months if the Extension is approved and implemented) from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we do not complete an initial business combination within 18 months (or 24 months if the Extension is approved and implemented) from the closing of our IPO.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination within 18 months (or 24 months if the Extension is approved and implemented) from the closing of our IPO. The public anchor investors have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the completion of our initial business combination or otherwise. However, if our sponsor, officers, directors or anchor investors acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination within 18 months (or 24 months if the Extension is approved and implemented) from the closing of our IPO months.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,082,183 of proceeds held outside the trust account, as of December 31, 2022 plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to $1,082,183 from the proceeds of our IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months (or 24 months if the Extension is approved and implemented) from the closing of our IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months (or 24 months if the Extension is approved and implemented) from the closing of our IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination within 18 months (or 24 months if the Extension is approved and implemented) from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Risk Factor Summary

An investment in our Class A common stock involves a high degree of risk. Among these important risks are the following:

•

We may not be able to complete our initial business combination within 18 months (or 24 months if the Extension is approved and implemented) after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

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

•

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may fail to satisfy a condition in a business combination agreement and may be required to wind up, redeem and liquidate.

•

To the extent we have not announced that the Company has entered into a business combination as of 18 months after the effective date of its IPO Registration Statement (defined below), to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect to, prior to the end of the 24-month period after the effective date of our IPO Registration Statement, instruct the trustee to transfer the securities held in the trust account and instead to hold the funds in the trust account in cash (which will include holding the funds in money market funds compliant with Rule 2a-7 under the Investment Company Act) until the earlier of the consummation of a business combination or our liquidation. As a result, following sale of securities in the trust account, if any, such sale could reduce the dollar amount the public stockholders would receive upon any redemption or liquidation.

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

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

•	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

•	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•	We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our stock.

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

Holders of our founder shares collectively own, on an as-converted basis, approximately 20% of the issued and outstanding shares of our common stock. Our initial stockholders, members of our sponsor team and our anchor investors also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. If we submit our initial business combination to our public stockholders for a vote, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed to vote their founder shares and any shares purchased during or after our IPO, in favor of our initial business combination. As a result, if all issued and outstanding shares are voted, in addition to our founder shares, we would need 7,500,001 (or 37.5%) of the 20,000,000 public shares (assuming no redemptions in connection with any amendment to our amended and restated certificate of incorporation to extend the time to consummate an initial business combination) to be voted in favor of an initial business combination in order to have our initial business combination approved. If only the minimum number of shares representing a quorum are voted, in addition to our founder shares (assuming all public anchor investors vote their founder shares in favor of the business combination), we would need 1,250,001 (or 6.25%) of the 20,000,000 public shares (assuming no redemptions in connection with any amendment to our amended and restated certificate of incorporation to extend the time to consummate an initial business combination) to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor and directors to vote shares held by them, and our public anchor investors to vote founder shares held by them (subject to the right to abstain from voting), in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. In the event that the anchor investors hold all such units until prior to consummation of our initial business combination and vote their public shares in favor of our initial business combination, in addition to the founder shares, no affirmative votes from other public stockholders would be required to approve our initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote. In addition, as a result of the private placement warrants that the UBS O’Connor anchor investors indirectly have an interest in through their interest in our sponsor, they may have different interests with respect to a vote on an initial business combination than other public stockholders.

If our directors or officers purchase any of our public shares and retain such public shares until any stockholder vote on our initial business combination, the approval of our initial business combination by our stockholders will be even more likely. In addition, in the event that the anchor investors retain the public shares comprising those units purchased in the IPO until the time of any stockholder vote on our initial business combination and vote those public shares in favor of our initial business combination, no affirmative votes from other public stockholders would be required to approve our initial business combination. However, because our anchor investors are not obligated to continue owning any public shares following the closing of our IPO and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of the anchor investors will be stockholders at the time of any stockholder vote on our initial business combination, and, if they are public stockholders, we cannot assure you as to how such anchor investors will vote on our initial business combination if any such stockholder vote occurs. Although no assurance can be given as to the manner in which any of the anchor investors will vote any public shares they hold in the event of such stockholder vote, because of their ownership in the founder shares, the public anchor investors may have interests that differ from those of other public stockholders with respect to a vote on an initial business combination, and such ownership may provide an incentive for them to vote their public shares in favor of our initial business combination.

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

The requirement that we complete an initial business combination within 18 months after the closing of our IPO (or 24 months if the Extension is approved and implemented) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete an initial business combination within 18 months from the closing of our IPO (or 24 months if the Extension is approved and implemented). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements contained elsewhere in this Annual Report on Form 10-K. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation—Going Concern,” if we are not able to consummate a Business Combination before April 4, 2023 (or by October 4, 2023 if the Extension is approved and implemented), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities for these facts.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may fail to satisfy a condition in a business combination agreement and may be required to wind up, redeem and liquidate.

On March 30, 2022, the SEC issued a rule proposal that discussed, among other things, circumstances in which special purpose acquisition companies (the “SPAC Rule Proposal”) could potentially be subject to the Investment Company. The SPAC Rule Proposal includes a proposed safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act if a special purpose acquisition company satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the proposed safe harbor, the SPAC Rule Proposal would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). To avail itself of the safe harbor in the SPAC Rule Proposal, a company would then be required to complete its initial business combination no later than 24 months after the effective date of its IPO Registration Statement.

We completed our initial public offering in October 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. On December 22, 2022, we signed a non-binding letter of intent with the Target. Our board of directors currently believes that there will not be sufficient time to complete an initial business combination with the Target. It is possible that a claim could be made that we have been operating as an unregistered investment company.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted and we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. In addition, unless we were able to modify our activities so that we would not be deemed an investment company, we may fail to satisfy a condition in a business combination agreement, which could result in its termination. After any such termination, we may instead be required to wind up, redeem and liquidate. If we are required to liquidate, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a business combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

To the extent we have not announced that the Company has entered into a business combination as of 18 months after the effective date of its IPO Registration Statement, to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect to, prior to the end of the 24-month period after the effective date of our IPO Registration Statement, instruct the trustee to transfer the securities held in the trust account and instead to hold the funds in the trust account in cash (which will include holding the funds in money market funds compliant with Rule 2a-7 under the Investment Company Act) until the earlier of the consummation of a business combination or our liquidation. As a result, following sale of securities in the trust account, if any, such sale could reduce the dollar amount the public stockholders would receive upon any redemption or liquidation.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. While the funds in the trust account continue to be invested in such instruments, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we expect to, prior to the 24-month anniversary of the effective date of the IPO Registration Statement (October 4, 2023), instruct the trustee with respect to the trust account to transfer the U.S. government treasury obligations held in the trust account and thereafter, to hold all funds in the trust account in cash (which will include holding the funds in money market funds compliant with Rule 2a-7 under the Investment Company Act) until the earlier of consummation of a business combination or our liquidation. Following any such sale of the securities held in the trust account, if any, such sale could reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to transfer the securities held in the trust account and thereafter to hold all funds in the trust account in cash (which will include holding the funds in money market funds compliant with Rule 2a-7 under the Investment Company Act) could reduce the dollar amount the public stockholders would receive upon any redemption or our liquidation.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company under Section 3(a)(1)(A) of the Investment Company Act, in which case we may be required to liquidate. If we are required to liquidate, our stockholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment through a business combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. The risk of being deemed subject to the Investment Company Act may increase the longer the Company holds securities (i.e., the longer past two years the securities are held), and also may increase to the extent the funds in the trust account are not held in cash. Accordingly, we expect to, prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the trust account to transfer the securities held in the trust account and instead hold all funds in the trust account in cash (which will include holding the funds in money market funds compliant with Rule 2a-7 under the Investment Company Act), which could further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation.

The COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.

The COVID-19 pandemic remains on-going and continues to impact the global economy and could have a material adverse effect on the business of any potential target business with which we complete a business combination. The extent to which the COVID-10 pandemic may impact our search for a business combination will depend on future developments, including new variants of the virus and containment measures, which are highly uncertain and cannot be predicted. Although the long-term economic fallout of COVID-19 is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy.

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

Because we are not limited to evaluating a target business in a particular industry sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. As a result, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for 18 months from the closing of our IPO months (or 24 months if the Extension is approved and implemented), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or sponsor team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for 18 months from the closing of our IPO months (or 24 months if the Extension is approved and implemented), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate for 18 months from the closing of our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, sponsor team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our sponsor team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. If we are unable to obtain these loans from our sponsor team or third-parties, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new U.S. federal 1% excise tax on certain repurchases, including redemptions, of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations after December 31, 2022. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not on its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the avoidance of, the excise tax.

On December 27, 2022, the U.S. Department of the Treasury issued Notice 2023-2 (the “Notice”) as interim guidance until publication of forthcoming proposed regulations on the excise tax. Although the guidance in the Notice does not constitute proposed or final Treasury regulations, taxpayers may generally rely upon the guidance provided in the Notice until the issuance of the forthcoming proposed regulations. Certain of the forthcoming proposed regulations (if issued) could, however, apply retroactively. The Notice generally provides that if a covered corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such covered corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.

Because any redemptions of our stock in connection with a business combination, extension vote or otherwise will occur after December 31, 2022 such redemptions may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with any such redemptions would depend on a number of factors, including (i) the fair market value of the such redemptions, together with any other redemptions or repurchases we consummate in the same taxable year, (ii) the structure of any business combination and the taxable year in which it occurs, (iii) the nature and amount of any “PIPE” or other equity issuances, in connection with a business combination or otherwise, issued within the same taxable year, (iv) whether we completely liquidate and dissolve within the taxable year of such redemptions, and (v) the content of final and proposed regulations and further guidance from the U.S. Department of the Treasury. The foregoing could cause a reduction in the cash available to complete a business combination and our ability to complete a business combination. In addition, because the excise tax would be payable by us and not by the redeeming holder, the specific mechanics of any required payment of the excise tax have not been determined. It is expected that, at the time of the redemption of public shares, the amount of the excise tax payable may not be known with certainty. We confirm that amounts payable to public stockholders with respect to redemptions of public shares out of funds held in the trust account and any additional amounts deposited into the trust account, as well as any interest earned thereon, will not be reduced by the excise tax, if any, resulting from redemptions of our public shares.

If we have not consummated a business combination by April 4, 2023 (or October 4, 2023 if the Extension is approved and implemented), we will redeem the public shares in a liquidating distribution. We do not expect such redemption in connection with the liquidating distribution to be subject to the excise tax under the Notice, but such expectation is subject to a number of factual and legal uncertainties, including further guidance from the U.S. Department of the Treasury.

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

Risks Related to Our Securities

We may not be able to complete an initial business combination within 18 months after the closing of our IPO (or 24 months if the Extension is approved and implemented), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of our IPO. We may not be able to find a suitable target business and complete an initial business combination within 18 months after the closing of our IPO.

Further, there are no assurances that the Extension will enable us to complete a business combination. Approving the Extension involves a number of risks. Even if the Extension is approved and implemented, we can provide no assurances that a business combination will be consummated prior to the Extended Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved and implemented, we expect to seek stockholder approval of a business combination. We are required to offer stockholders the opportunity to redeem shares in connection with the Extension Amendment, the Trust Amendment Proposal and the Founder Share Amendment Proposal, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. Even if the Extension or a business combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash or public float to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 18 months from the closing of our IPO or (B) with respect to any other provisions relating to the rights of our Class A common stock, and (iii) the redemption of our public shares if we have not completed an initial business within 18 months from the closing of our IPO, subject to applicable law and as further described herein. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial business combination within 18 months from the closing of our IPO (or 24 months of the Extension is approved and implemented), compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months (or 24 months of the Extension is approved and implemented) from the closing of our IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed an initial business combination within 18 months from the closing of our IPO (or 24 months of the Extension is approved and implemented), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a certain letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our taxes, if any, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we have not completed an initial business combination within 18 months from the closing of our IPO (or 24 months of the Extension is approved and implemented), our public stockholders may be forced to wait beyond such 18 months before redemption from our trust account.

If we have not completed an initial business combination within 18 months from the closing of our IPO (or 24 months of the Extension is approved and implemented), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 18 months (or 24 months of the Extension is approved and implemented) from the closing of our IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months (or 24 months of the Extension is approved and implemented) from the closing of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months (or 24 months of the Extension is approved and implemented) from the closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of our Class A common stock, par value $0.0001 per share, 20,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 180,000,000 and 15,000,000 authorized but unissued shares of our Class A common stock and

Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the shares of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination as described in herein and in our amended and restated certificate of incorporation. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

The anchor investors in our IPO as a group have substantial control over us and may be able to exercise significant influence over all matters requiring stockholder approval. For example, in the event that the anchor investors vote their shares in favor of our initial business combination (although they are not contractually obligated to, the public anchor investors’ interest in our founder shares may provide an incentive for them to do so), we would not need any additional public shares to be voted in favor of our initial business combination to have our initial business combination approved. This potential concentration of influence could be disadvantageous to other stockholders with interests different from those of our sponsor or the anchor investors. In addition, this potential significant concentration of share ownership may adversely affect the trading price of our public shares because investors often perceive disadvantages in owning shares in companies with principal stockholders.

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

In connection with the IPO, we issued 10,000,000 public warrants and 7,600,000 private placement warrants. We expect to account for both the warrants underlying the units and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and the private placement warrants will be remeasured and the change in the fair value of the liability will be recognized in our statement of operations. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a special purpose acquisition company, or SPAC, that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

In connection with our IPO, we issued warrants to purchase 10,000,000 of our Class A common stock 7,600,000 private placement warrants, each whole warrant exercisable to purchase one share of our Class A common stock at a price of $11.50 per share. There are currently 5,000,000 founder shares outstanding. The founder shares are convertible into Class A common stock on a one-for-one basis, subject to adjustment as set forth in this herein. In addition, if our sponsor or any of its affiliates makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Our public warrants are also redeemable by us for shares of our Class A common stock under certain circumstances.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls annually in our Annual Reports on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders

As of March 10, 2023, there was one registered holder of our Class A common stock and 35 holders of record of our Class B common stock. The actual number of stockholders of our Class A common is greater than the number of record holders and includes stockholders whose Class A common stock are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not required for smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On October 4, 2021, we consummated the IPO of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-259324), declared effective by the SEC on September 29, 2021. Jefferies LLC (“Jefferies”) served as the sole book running manager for the IPO.

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

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this section, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors such as those set forth under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on March 24, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are focusing our efforts on identifying high growth, U.S. and international acquisition targets with meaningful current, or a clear path toward future, profitability. While initially we concentrated on the Fintech and embedded finance sectors, we have expanded our scope of potential acquisition targets to incorporate a broader array of industries in light of recent market volatility and waning investor appetite for high growth technology stocks.

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

Recent Developments

Extension Proxy Statement and Special Meeting of Stockholders

On March 13, 2023, we filed a definitive proxy statement with the SEC in connection with the Special Meeting for the purposes of, among other things, voting on a proposal to amend our amended and restated certificate of incorporation to extend the date by which we must consummate an initial Business Combination from April 4, 2023 to October 4, 2023. See Part I, Item 1. Overview—Extension Proxy and Special Meeting of Stockholders for a description of the proposals to be voted on at the Special Meeting. The Special Meeting is being held virtually. Only holders of record of our common stock at the close of business on March 6, 2023 are entitled to receive the notice of the Special Meeting and to vote at the Special Meeting and any adjournments or postponements thereof.

Results of Operations and Known Trends or Future Events

As of December 31, 2022, we have neither engaged in any significant business operations nor generated any revenues to date. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the fiscal year ended December 31, 2022, we had net income of $10,085,667 which consisted of a $9,563,000 gain in fair value of our warrant liabilities and a $3,100,460 gain on our investments held in the Trust Account offset by $2,001,280 in general and administrative expenses and a $576,513 tax provision.

For the period from March 24, 2021 (inception) through December 31, 2021, we had net income of $4,433,246, which consisted of $501,433 in formation, general and administrative expenses incurred as well as $1,359,240 in offering expense related to warrant issuance offset by $18,919 in gain on Investment Held in Trust Account and $6,275,000 in change on the fair value of warrant liabilities.

Liquidity and Going Concern

As of December 31, 2022 we had approximately $1,082,183 in cash in our operating bank account and working capital of approximately $416,217.

Our liquidity needs up to and through our IPO had been met through payment of $25,000 from the sale of the Founder Shares (as defined in Note 4) to our Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $300,000. The Promissory Note was fully repaid in connection with the IPO and there is no balance outstanding as of December 31, 2022.

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

As of December 31, 2022 we had $202,945,447 in Investment held in Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we held a cash balance of $1,082,183 outside of the Trust Account, which is available for working capital purposes. Until the consummation of a Business Combination, we will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Through December 31, 2022, there were no amounts outstanding under any working capital loans.

We expect our primary liquidity requirements during the period between the consummation of our IPO and consummation of our Business Combination to include approximately $750,000 for D&O insurance; $1,000,000 for legal, accounting, and consulting costs in connection with any Business Combinations; $350,000 for legal and accounting fees related to regulatory reporting requirements; $130,000 for Nasdaq continued listing fees; $270,000 for administrative, financial and support services; $300,000 for general working capital and support costs; and $100,000 of liquidation reserve.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through April 4, 2023, 18 months from the closing of the IPO; however, management notes that if an extension of time to complete an initial Business Combination is approved by stockholders, we may not have sufficient funds to cover our working capital needs for one year from the filing of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We may need to obtain additional financing either to complete our initial Business Combination either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combinations or upon redemptions in connection with any amendment to our Certificate of Incorporation to extend the time to consummate an initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot provide any assurance that such new financing will be available to us on commercially acceptable terms, if at all.

As a result of the foregoing, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, if we are not able to consummate a Business Combination before April 4, 2023 (or by October 4, 2023 if the Extension is approved and implemented), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Additionally, we may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements contained elsewhere in this Annual Report on Form 10-K. No adjustments have been made to the carrying amounts of assets or liabilities for these facts.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of December 31, 2022 as defined in 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

We have committed to pay up to $15,000 per month to our Sponsor for administrative, financial and support services provided to members of our sponsor team. This administrative service arrangement will terminate upon completion of our initial Business Combination or liquidation of the Company. We have incurred approximately $81,000 pursuant to this agreement for the year ended December 31, 2022 and $30,000 for the year ended December 31, 2021.

On April 19, 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and due diligence of, potential Business Combination target entities. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the public shares are redeemed by stockholders in connection with such Business Combination. For the year ended December 31, 2022, $200,000 in expense was included in the income statement in relation to this agreement.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Daniel Ciporin	65	Chairman, Chief Executive Officer and Director
Jonathan Rosenzweig	54	Chief Financial Officer, Secretary and Director
Michael A. DeSimone	57	Director
Michele Docharty	55	Director
Ross Fubini	47	Director
Rhonda Ramparas	47	Director

The experience of our directors and executive officers is as follows:

Executive Officers

Daniel Ciporin

Mr. Ciporin has served as our Chairman and Chief Executive Officer and a director since our inception in March 2021. Mr. Ciporin served as a General Partner at Canaan Partners, a leading institutional venture capital firm that was founded over 30 years ago, from early 2007 until his retirement at the end of 2020. At Canaan Partners, Mr. Ciporin specialized in financial technology, marketplaces, and e-commerce investments. While at Canaan Partners, he led investments in 19 different companies with a multiple on invested capital (MOIC) of approximately 4.3x. He was a member of the boards of publicly held Lending Club (NYSE: LC), as well as numerous private companies including ShopKeep, Bellhop, Bond, CircleUp, Ollie, Ephemeral Solutions, Inc., and JOOR among others. Mr. Ciporin has also served on the boards of several other publicly held companies, including Borderfree (where he was also chairman) (formerly NASDAQ: BRDR prior to its acquisition by Pitney Bowes International in 2015), Primedia (formerly NYSE: PRM), VistaPrint (formerly NASDAQ: VPRT), and Corel (NASDAQ: CREL). He is the former Chairman and CEO of Shopping.com (formerly NASDAQ: SHOP), where he oversaw growth from approximately zero to approximately $100 million in revenue in six years, culminating in the company’s IPO in October 2004 and later acquisition by eBay (NASDAQ: EBAY) in 2005. Prior to Shopping.com, Mr. Ciporin served as senior vice president of MasterCard International, where he managed global debit services. He holds a Bachelor’s Degree from Princeton University’s Woodrow Wilson School of Public and International Affairs and a Master’s Degree in Business Administration from Yale University’s School of Management (SOM), where he also sits on the SOM Board of Advisors. We believe Mr. Ciporin is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

Jonathan Rosenzweig

Mr. Rosenzweig has served as Chief Financial Officer and Secretary and a director since our inception in March 2021. Mr. Rosenzweig has served as Senior Partner, Chief Financial Officer, and Head of Investment Verticals at 18 Somerset Capital Management, a FinTech venture capital firm, since January 2023, prior to which time he served as Senior Advisor at 18 Somerset since June 2022. From January to December 2022, Mr. Rosenzweig also served as a Senior Advisor to Eden Global Partners, a private equity and capital advisory firm. Before joining Home Plate, Mr. Rosenzweig served as a Managing Director and Head of Americas Equity Research at Citigroup (NYSE: C) from 2007 until 2020. In this role, Mr. Rosenzweig was responsible for all equity research product in North America and Latin America for more than 13 years. Prior to that position, Mr. Rosenzweig served as a Deputy Director and Associate Director of U.S. Research at Citigroup for five years. From 1993–2002, Mr. Rosenzweig was a Senior Analyst covering the Imaging sector within Citi Research, including an array of Technology, Commercial and Consumer stocks. He provided detailed analysis, financial forecasts and investment recommendations for institutional investors at top asset management firms and hedge funds. During his career, he covered companies such as Adobe (NASDAQ: ADBE), Macromedia (formerly NASDAQ: MACR), Electronics for Imaging (formerly NASDAQ: EFII), 3M (NYSE: MMM), Xerox (NYSE: XRX), Ikon Office Solutions (formerly NYSE: IKN), and Eastman Kodak (NYSE: KODK), among others. Mr. Rosenzweig earned a top 2 ranking from Institutional Investor Magazine for the sector each year from 1997–2002. Prior to Citigroup, Mr. Rosenzweig worked as a Financial Analyst at Duke University Management Company. From June 2021 to June 2022, Mr. Rosenzweig served as a member of the board of directors of eThematics. Mr. Rosenzweig holds a Bachelor’s Degree from Duke University and a Master’s Degree in Business Administration from The Fuqua School of Business at Duke University. We believe Mr. Rosenzweig is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

Michael A. DeSimone

Mr. DeSimone has served as a director since October 2021. From July 2021 to January 2023, Mr. DeSimone served as Chief Business Officer at Lightspeed USA Commerce Inc., a company that provides a smart commerce platform to more than 300,000 independent retailers, restaurants, and golf course operators around the world, prior to which he served as General Manager- Retail (April 2021 to June 2021) and Managing Director – North America (November 2020 to March 2021) at Lightspeed. Prior to its sale to Lightspeed, Mr. DeSimone was the President and CEO of ShopKeep, a cloud-based technology solution that transforms an iPad into a smart, connected cash register that is used by more than 24,000 small businesses, from 2015 through the acquisition of the company by Lightspeed in November 2020. Mr. DeSimone is a global chief executive, with more than 30 years of experience working within the financial services and technology industry. As President and CEO at ShopKeep, Mr. DeSimone led the strategy to sustainably grow and scale the business, which processed approximately $8 billion in transactions in 2019. Prior to joining ShopKeep, Mr. DeSimone was President and CEO of Borderfree (formerly NASDAQ: BRDR prior to its acquisition by Pitney Bowes International in 2015), where he was responsible for the overall strategic direction including the company’s transformation from an online currency conversion service to a provider of global ecommerce solutions. He led the company through their successful IPO in 2014 and its sale to Pitney Bowes (NYSE: PBI) in 2015. He was also a member of the board of Rewards Web Inc. from 2015 until 2021. Mr. DeSimone has also earned recognition on the Smart CEO’s Future 50 list in 2015 and was named a finalist for the Ernst & Young 2013 Entrepreneur of the Year award. We believe Mr. DeSimone is well-qualified to serve as a member of our board of directors due to his extensive experience, relationships and contacts.

Michele Docharty

Ms. Docharty has served as a director since October 2021. Ms. Docharty is a seasoned financial services executive with over 30 years of experience at Goldman Sachs (NYSE: GS), including 10 years as a Partner. Ms. Docharty most recently served as the Americas Head of Execution Services, responsible for the firm’s equity sales trading activities, and the Global Co-head of Synthetics Distribution within the Global Markets Division until January 2021. Ms. Docharty’s extensive knowledge of the asset managers and hedge funds, along with her track record of leading large sales and distribution teams in complex transactional businesses, provide her with a unique perspective on markets and what matters most to equity investors. Among her many roles at Goldman Sachs, Ms. Docharty contributed to the launch and development of the firm’s externalization of data for investing clients, and she led the governance group overseeing that transition. Ms. Docharty has experience with both the uses and the role of data as a product in the financial services sector. Ms. Docharty has built a reputation for leadership, innovation and client driven solutions for equity markets. At Goldman Sachs, Ms. Docharty drove collaboration with engineers to transition risk tools for clients onto the firm’s digital storefront, restructured the firm’s corporate access business globally, and directed the firm’s New Product Marketing team. Ms. Docharty served as Founder and Chair of the Data Services Operating Group, as well as Chair of the Equities Best Execution Sub-committee. At different points in her career, Ms. Docharty managed the Latin American Equity business, participated as a member of the Global Markets Operating Committee, the Americas Inclusion and Diversity Committee, and the Marquee Advisory Committee, and served as a Senior Member of the Firmwide Hispanic/Latinx Network. Since September 2021, Ms. Docharty has served as a member of the board of directors of Neuberger Berman since September 2021 and serves as a member of its audit committee. Ms. Docharty has served as a member of the board of HYPR, a passwordless authentication platform, since January 2022 and as a member of the Strategic Innovation Group for the America’s Frontier Fund since February 2023. Ms. Docharty holds a Bachelor’s Degree in Business Administration from the McDonough School of Business at Georgetown University and currently serves on the Board of Advisors. In addition, Ms. Docharty was named to ALPFAs 50 most Powerful Latinas in 2018, 2019, 2020 and to Latino Leaders Magazine’s top 100 most influential Latinas in 2020. We believe Ms. Docharty is well-qualified to serve as a member of our board of directors due to her extensive experience, relationships and contacts.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Daniel Ciporin	—	—	—

Jonathan Rosenzweig

	18 Somerset Capital Management	Venture Capital Investment Firm	Senior Partner, Chief Financial Officer, and Head of Investment Verticals

Michael A. DeSimone	Lightspeed USA Commerce Inc.	Commerce Technology	Former Chief Business Officer

Michele Docharty	Georgetown McDonough School of Business	Education	Advisory Board

	Neuberger Berman	Investment Firm	Director

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
	HYPR	Passwordless Authentication Platform	Director

Ross Fubini	XYZ Ventures	Venture Capital Investment Firm	Founder and Managing Director

	Village Global	Early-stage Venture Capital Firm	Co-Founder and Partner

	BeyondHQ	Collaborative SaaS platform helping companies run talent and real estate analyses	Director

	Piazza Technologies	Web service connecting students, teacher assistants and professors	Director

	Legion	AI powered/cloud native workforce management platform	Director

	Beneficial State Bank	Community Development Bank	Director

	LifeRaft Risk Technologies, Inc.	Technology Powered Insurance provider	Director

	Saltbox, Inc.	Flexible lease space/technology service provider	Director

	Oro Labs, Inc.	Enterprise Software	Director

	Auxilius Inc.	Enterprise Software	Director

	Pebble Health Inc.	Technology powered health insurance provider	Director

	Bureau Inc.	Fintech fraud prevention platform	Director

	Sardine, Inc.	Fintech fraud prevention platform	Director

	SMASH	Non-profit (Education)	Director

Rhonda Ramparas	British Columbia Investment Management Corporation	Pension Fund Manager	Senior Managing Director

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available on the investor relations page of our website at homeplateacq.com/investor-relations. The information contained on or accessible through our corporate website or any other website that we may maintain is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics and Business Conduct and in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay up to $15,000 per month to our sponsor for administrative, financial and support services. Our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 20,000,000 shares of our Class A common stock and 5,000,000 shares of our Class B common stock issued and outstanding as of March 10, 2023. Voting power represents the voting power of shares of common stock owned beneficially by such person. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned	Percentage of Common Stock Beneficially Owned
Home Plate Sponsor LLC (2) (3)	—	—	3,550,000	71.0%	14.2%
Daniel Ciporin (2) (3)(4)	—	—	3,550,000	71.0%	14.2%
Jonathan Rosenzweig (2) (5)	—	—	—	—	—
Michael A. DeSimone (2) (6)	—	—	25,000	*	*
Michele Docharty (2) (6)	—	—	25,000	*	*
Ross Fubini (2) (6)	—	—	25,000	*	*
Rhonda Ramparas(2) (7)	—	—	25,000	*	*
All officers and directors as a group(2)	—	—	3,650,000	73.0%	14.6%
Other 5% Shareholders
UBS O’Connor LLC(8)	1,980,000	9.9%	—	—	7.9%
Polar Asset Management Partners Inc.(9)	1,630,000	8.2%	—	—	6.5%
Entities associated with Radcliffe Capital Management, L.P. (10)	1,441,715	7.2%	—	—	5.8%
Saba Capital Management(11)	1,424,294	7.1%	—	—	5.7%
Jane Street Group, LLC(12)	1,217,713	6.1%	—	—	4.9%
Entities Associated with Atalaya Capital Management LP(13)	1,238,688	6.2%	—	—	5.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is P.O. Box 1314, New York, NY 10028.
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

(8)

Based solely on Schedule 13G/A filed with the SEC on February 6, 2023 by UBS O’Connor LLC. UBS O’Connor LLC has sole voting and dispositive power over 1,980,000 shares of Class A common stock. The principal business address of UBS O’Connor LLC is One North Wacker Drive, 31st Floor, Chicago, Illinois 60606.

(9)

Based solely on a Schedule 13G/A filed with the SEC on February 10, 2023 by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The principal business address of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(10)

Based solely on Schedule 13G filed with the SEC by Radcliffe Capital Management, L.P. on February 14, 2022. Consists of shares beneficially owned by Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC. Each of the reporting persons has shared voting and shared dispositive power with respect to 1,441,715 shares of Class A common stock. Radcliffe Capital Management,

L.P. is the relevant entity for which RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. Radcliffe SPAC Master Fund, L.P. is the relevant entity for which Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons. The principal business address of these individuals and entities is 50 Monument Road, Suite 300, Bala Cynwyd, Pennsylvania 19004.
(11)

Based solely on a Schedule 13G filed with the SEC on July 1, 2022 by (i) Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”), and Mr. Boaz R. Weinstein. Each of Saba Capital, Saba GP and Mr. Weinstein have shared voting and shared dispositive power with respect to 1,424,294 shares of Class A common stock. The principal business address of each of Saba Capital, Saba GP ad Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(12)

Based solely on a Schedule 13G filed with the SEC on February 14, 2023 by Jane Street Group, LLC and Jane Street Capital, LLC. Jane Street Group, LLC and Jane Street Capital, LLC have shared voting and shared dispositive power with respect to 1,217,713 shares of Class A common stock. The principal business address of each the Jane Street Group, LLC and Jane Street Capital, LLC is 250 Vesey Street, 6th Floor, New York, New York 10281.

(13)

Based solely on a Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Atalaya Capital Management LP (“ACM”), (ii) Atalaya Special Purpose Investment Fund II LP (ASPIF), (iii) ACM ASOF VII (Cayman) Holdco LP (“ASOF”), (iv) ACM Alameda Special Purpose Investment Fund II LP (“Alameda”), (v) ACM Alamosa (Cayman) Holdco LP (“Alamosa”), (vi) Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), (vii) Corbin Capital Partners GP, LLC (“Corbin GP”), and (viii) Corbin Capital Partners, L.P. (“CCP”). ASPIF, ASOF, Alameda and Alamosa may be deemed to beneficially own 264,330, 370,854, 232,650, and 0 shares of Class A common stock, respectively. Each of Corbin GP and CCP may be deemed the beneficial owner of 370,854 shares of Class A common stock, which amount includes the 370,854 shares deemed beneficially owned by CEOF. As the investment manager of ASPIF, ASOF, Alameda and Almosa, ACM has the power to vote and direct the disposition of all shares held by each of the foregoing. As CEOF’s investment manager, CCP has the power to vote and direct the disposition of all shares held by CEOF and COF. Each of Corbin GP and CCP may be deemed the beneficial owner of the shares held of record by CEOF. The address of the principal business office of each of ASPIF II, ASOF, Alameda, Alamosa and ACM is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The principal business address of each of CEOF, Corbin GP and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

Holders of our founder shares beneficially own 20% of the issued and outstanding common stock and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, holders of our founder shares may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees of Marcum LLP for services rendered and billed to the Company for each of the fiscal years ended December 31, 2022 and 2021.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021 totaled approximately $107,893 and $44,805, respectively. The aggregate fees of Marcum related to audit services in connection with our IPO totaled approximately $64,441. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees during the fiscal year ended December 31, 2022 or the period from March 24, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the fiscal year ended December 31, 2022 or the period from March 24, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the fiscal year ended December 31, 2022 or the period from March 24, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-24 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-40844	3.1	5/22/22

3.3	Bylaws	S-1	333-259324	3.3	9/3/21

4.1	Specimen Unit Certificate	S-1	333-259324	4.1	9/3/21

4.2	Specimen Class A Common Stock Certificate	S-1	333-259324	4.2	9/3/21

4.3	Specimen Warrant Certificate	S-1	333-259324	4.3	9/3/21

4.4	Warrant Agreement, dated September 29, 2021, between the Company and Continental Stock Transfer & Trust Company	8-K	001-40844	4.1	10/5/21

4.5	Description of Registered Securities	10-K	001-40844	4.5	3/16/22

10.1	Letter Agreement, dated September 29, 2021, by and between the Company and Home Plate Sponsor LLC	8-K	001-40844	10.1	10/5/21

10.2	Letter Agreement, dated September 29, 2021 by and between the Company and each of the executive officers, directors and initial stockholders of the Company	8-K	001-40844	10.2	10/5/21

10.3	Investment Management Trust Agreement, dated September 29, 2021, between the Company and Continental Transfer & Trust Company	8-K	001-40844	10.3	10/5/21

10.4	Registration Rights Agreement, dated September 29, 2021, among the Company, the sponsor and certain security holders	8-K	001-40844	10.4	10/5/21

10.5	Private Placement Warrants Purchase Agreement, dated September 29, 2021, between the Company and the sponsor	8-K	001-40844	10.5	10/5/21

10.6	Private Placement Warrants Purchase Agreement, dated September 29, 2021, between the Company and Jeffries, LLC	8-K	001-40844	10.6	10/5/21

10.7	Administrative Services Agreement, dated September 29, 2021, between the Company and the sponsor	8-K	001-40844	10.8	10/5/21

10.8	Promissory Note, dated March 24, 2021, issued to the sponsor	S-1	333-259324	10.6	9/3/21

10.9	Securities Subscription Agreement, dated May 5, 2021, between the Registrant and the sponsor	S-1	333-259324	10.7	9/3/21

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME PLATE ACQUISITION CORPORATION

Date: March 14, 2023	By:	/s/ Daniel Ciporin
Daniel Ciporin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel Ciporin	Chairman, Chief Executive Officer and Director	March 14, 2023
Daniel Ciporin	(Principal Executive Officer)

/s/ Jonathan Rosenzweig	Chief Financial Officer, Secretary and Director	March 14, 2023
Jonathan Rosenzweig	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael A. DeSimone	Director	March 14, 2023
Michael A. DeSimone

/s/ Michele Docharty	Director	March 14, 2023
Michele Docharty

/s/ Ross Fubini	Director	March 14, 2023
Ross Fubini

/s/ Rhonda Ramparas	Director	March 14, 2023
Rhonda Ramparas

HOME PLATE ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (MARCUM LLP,
HARTFORD, CT, PCAOB ID# 688)
To the Shareholders and Board of Directors of
Home Plate Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Home Plate Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until April 4, 2023 to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Hartford, CT
March
14
, 2023

HOME PLATE ACQUISITION CORP.
BALANCE SHEETS

	As of	As of
	December 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$1,082,183	$2,132,242
Prepaid expenses	285,816	399,089

Total Current Assets	1,367,999	2,531,331
Prepaid expenses - non-current portion	—	281,346
Investment held in Trust Account	202,945,447	200,018,919

Total Assets	$204,313,446	$202,831,596

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	3,647	—
Accrued expenses	948,135	270,419

Total Current Liabilities	951,782	270,419
Warrant liability	93,000	9,656,000
Deferred tax liability	277,820	—
Deferred underwriting fee payable	7,000,000	7,000,000

Total Liabilities	$8,322,602	$16,926,419

Commitments and Contingencies
Class A common stock subject to possible redemption, 20,000,000 shares, at redemption value of $10.11 at December 31, 2022 and $10.00 at December 31, 2021	202,187,705	200,000,000
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (less 20,000,000 shares subject to possible redemption at December 31, 2022 and 2021, respectively)	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,000,000 issued and outstanding at December 31, 2022 and 2021, respectively	500	500
Accumulated deficit	(6,197,361)	(14,095,323)

Total Stockholders’ Deficit	(6,196,861)	(14,094,823)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$204,313,446	$202,831,596

The accompanying notes are an integral part of these financial statements.

HOME PLATE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year ended	For the period from March 24, 2021 (Inception) through
	December 31, 2022	December 31, 2021

Formation, general and administrative expenses	2,001,280	501,433

Loss from Operations	(2,001,280)	(501,433)
Other Income (expense)
Unrealized gain on investments held in Trust Account	3,100,460	18,919
Offering costs allocated to warrants	—	(1,359,240)
Gain on change in fair value of Warrant Liabilities	9,563,000	6,275,000

Total Other Income	12,663,460	4,934,679

Income before Income Tax Provision	10,662,180	4,433,246
Income Tax Provision	(576,513)	—

Net Income	$10,085,667	$4,433,246

Basic and diluted weighted average shares outstanding, Class A Common Stock	20,000,000	6,289,753

Basic and diluted net income per share, Class A Common Stock	$0.40	$0.42

Basic and diluted weighted average shares outstanding, Class B Common Stock	5,000,000	4,257,951

Basic and diluted net income per share, Class B Common Stock	$0.40	$0.42

The accompanying notes are an integral part of the financial statements.

HOME PLATE ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit
	Class B
	Shares	Amount

Balance - December 31, 2021	5,000,000	500	—	(14,095,323)	(14,094,823)
Remeasurement of Class A common stock subject to possible redemption				(2,187,705)	(2,187,705)
Net Income				10,085,667	10,085,667

Balance - December 31, 2022	5,000,000	$500	—	$(6,197,361)	$(6,196,861)

The accompanying notes are an integral part of these financial statements.

HOME PLATE ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH DECEMBER 31,
2021

	Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ Deficit
	Class B
	Shares	Amount

Balance - March 24, 2021	—	—	—	—	—
Issuance of shares of Class B Common Stock to related parties	5,750,000	575	24,425	—	25,000
Excess of cash received over fair value of Private Placement Warrants, net of offering costs	—	—	683,000	—	683,000
Forfeiture by Sponsor and reissuance of 1,350,000 shares of Class B Common stock to Anchor Investors, excess fair value over consideration	—	—	10,670,740	—	10,670,740
Remeasurement of Class A common stock to redemption value	—	—	(11,378,165)	(18,528,644)	(29,906,809)
Forfeiture of Founder Shares	(750,000)	(75)	—	75	—
Net Income	—	—	—	4,433,246	4,433,246

Balance - December 31, 2021	5,000,000	$500	—	$(14,095,323)	$(14,094,823)

The accompany notes are an integral part of these financial statements.

HOME PLATE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year ended	For the period from March 24 (inception) through
	December 31, 2022	December 31, 2021

Cash Flows from Operating Activities:
Net income	$10,085,667	$4,433,246
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on Investment held in Trust Account	(3,100,460)	(18,919)
Change in fair value of warrant liabilities	(9,563,000)	(6,275,000)
Offering costs related to the issuance of warrants	—	1,359,240
Changes in operating assets and liabilities:
Prepaid expenses	394,619	(680,435)
Accounts payable	(3,647)	—
Accrued expenses	677,716	270,419
Deferred tax liability	277,820	—

Net cash used in operating activities	(1,223,991)	(911,449)
Cash Flows from Investing Activities:
Investments held in Trust Account	—	(200,000,000)
Gain withdrawal from Trust Account for taxes	173,932	—

Net cash used by investing activities	173,932	(200,000,000)
Cash Flows from Financing Activities:
Proceeds from sales of Class A common stock, net of underwriting discount	—	196,000,000
Proceeds from issuance of Private Placement warrants	—	7,600,000
Proceeds from issuance of Class B common stock	—	25,000
Payment of offering costs	—	(581,309)

Net cash provided by (used in) financing activities	—	203,043,691

Net change in cash	(1,050,059)	2,132,242
Cash at beginning of period	2,132,242	—

Cash at end of period	$1,082,183	$2,132,242

Supplemental disclosure of cash flow information:
Initial classification of Class A common stock subject to possible redemption	$—	$200,000,000

Deferred underwriting fee payable	$—	$7,000,000

Initial classification of warrant liabilities	$—	$15,931,000

Remeasurement of Class A common stock subject to possible redemption	$2,187,705	$—

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
The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the initial public offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the investments held in the Trust Account from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
If the Company is unable to complete a Business Combination within 18 months (or 24 months of the Extension is approved and implemented) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware state law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
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
Liquidity and Going Concern
As of December 31, 2022, the Company had $1,082,183 in its operating bank account, and working capital of $416,217. The Company’s liquidity needs up to its IPO date had been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Promissory Note was fully repaid as of October 4, 2021 and there were no amounts outstanding under it as of December 31, 2022.
In order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined in Note 4). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
Presentation of Financial Statements—Going Concern, if the Company is not able to consummate a Business Combination before April 4, 2023 (or by October 4, 2023 if the Extension is approved and implemented), the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 4, 2023.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new
1
% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.
Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination or any extension vote, (ii) the structure of any Business Combination and the taxable year in which it occurs; (iii) the nature and amount of any “PIPE” financing or other equity issuances in connection with the Business Combination or otherwise (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of final and proposed regulations and further guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the specific mechanics of any required payment of the excise tax have not been determined. It is expected that, at the time of the redemption of public shares, the amount of the excise tax payable may not be known with certainty. The Company confirms that amounts payable to public stockholders with respect to redemptions of public shares out of funds held in the trust account and any additional amounts deposited into the trust account, as well as any interest earned thereon, will not be reduced by the excise tax, if any, resulting from redemptions of our public shares.

If we have not consummated a business combination by April 4, 2023 (or October 4, 2023 if the Extension is approved and implemented), we will redeem the public shares in a liquidating distribution. We do not expect such redemption in connection with the liquidating distribution to be subject to the excise tax under the Notice, but such expectation is subject to a number of factual and le ga
l uncertainties, including further guidance from the U.S. Department of the Treasury.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,082,183 and no cash equivalents as of December 31, 2022 and cash of $2,132,242 and no cash equivalents as of December 31, 2021. Gains and losses resulting from the change in fair value of these assets held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations.
Cash Held in Trust Account
As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash equivalents in the amount of $202,945,447 and $200,018,919, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
capital and accumulated deficit.
As of December 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	December 31, 2022	December 31, 2021

As of beginning of the period	$200,000,000	$—
Gross Proceeds	—	200,000,000
Less:
Issuance costs related to Class A common stock subject to possible redemption	—	(20,892,809)
Fair value of Public Warrants	—	(9,014,000)
Plus:
Remeasurement of Class A common stock subject to possible redemption carrying value to redemption value	2,187,705	29,906,809

Class A common stock subject to possible redemption	$202,187,705	$200,000,000

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,600,000 shares of Class A common stock in the aggregate. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
Class B common stock subject to forfeiture (see Note 5) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Year Ended		For the period from March 24 (Inception) through
	December 31, 2022		December 31, 2021

	Redeemable Class A Common Stock	Non-Redeemable Class A Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class A Common Stock

Basic and diluted net income per share:
Numerator:
Allocation of net income	$8,068,534	$2,017,133	$2,643,611	$1,789,635

Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	6,289,753	4,257,951

Basic and diluted net income per share	$0.40	$0.40	$0.42	$0.42

Recent Accounting Pronouncements
In August 2020, the FASB issued
ASU No. 2020-06, Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of
ASU No. 2020-06, more
convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU
2022-03
would have on its financial position, results of operations or cash flows.
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
Related Party Loans
On May 5, 2021, the Sponsor agreed to loan up to $300,000 to the Company to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing
and was due on the earlier of the completion of the Initial Public Offering or December 31, 2021. As of October 4, 2021, the date of the IPO, $266,912 had been drawn by the Company and was paid off as part of the closing of the transaction. As of December 31, 2022 and December 31, 2021, no amount is outstanding under the Note.
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
Administrative Services
The Company has committed to pay up to $15,000 per month to the Sponsor for administrative, financial and support services provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company. For the year ended December 31, 2022 and for the period from March 24, 2021 (Inception) through December 31, 2021, the Company incurred approximately 80,000 and $30,000, respectively, under the agreement in formation, general and administrative expenses, none of which is outstanding as of either December 31, 2022 or December 31, 2021.
NOTE 5 — STOCKHOLDERS’ DEFICIT
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A common stock—
The Company
 is authorized to issue
200,000,000
shares of Class A common stock with a par value of $
0.0001
per share. As of December 31, 2022 and December 31, 2021, there were no
shares of Class A
common
stock
issued
or outstanding (excluding
20,000,000
shares subject to possible redemption).

Class
 B common stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021 there were 5,000,000 shares of Class B common stock issued and outstanding.
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
subject to adjustment for
share sub-divisions, share
capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate,

20
% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of shares of Class B common stock will never occur on a less than one-for-one basis.
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

Consulting Agreements
In April 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and due diligence of, potential Business Combination target entities. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination. For the year ended December 31, 2022, $200,000 is recorded in relation to this agreement in the financial statements.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described in the Company’s Offering prospectus with respect to the private placement warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “ 30 -day redemption period”; and

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
NOTE 8 – RECURRING FAIR VALUE MEASUREMENTS
The following table presents fair value information as of December 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	As of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$202,945,447	$—	$—
Liabilities
Public Warrants	$53,000	$—	$—
Private Placement Warrants	$—	$—	$40,000

	As of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$200,018,919	$—	$—
Liabilities
Public Warrants	$5,449,000	$—	$—
Private Placement Warrants	$—	$—	$4,207,000

Investment Held in Trust Account
As of December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the year ended December 31, 2022, the Company withdrew $173,932 of interest income from the Trust Account to pay its tax obligations. For the period from March 24, 2021 (inception) through September 30, 2021, no interest income was withdrawn from the Trust Account.

The composition of the Company’s fair value of held to maturity securities is as follows:

	As of December 31, 2022	As of December 31, 2021
U.S. Treasury Securities	$202,945,305	$200,017,973
Cash held in Trust Account	142	946

	$202,945,447	$200,018,919

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
As of December 31, 2022, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the year ended December 31, 2022, there were no transfers between levels. During the year ended December 31, 2021, the Public Warrants became separable from the units and as such were transferred form Level 3 to Level 1.
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

	Private Warrant Liability	Public Warrant Liability
Fair Value as of March 24, 2021 (Inception)	$—	$—

Fair Value as of October 4, 2021 (IPO date)	6,917,000	$9,014,000
Transfer out of Level 3	—	(9,014,000)
Change in fair value of warrant liabilities	(2,710,000)	—

Fair Value as of December 31, 2021	$4,207,000	$—
Change in fair value of warrant liabilities	(4,167,000)	—

Fair Value as of December 31, 2022	$40,000	—

The key inputs into the Private Placement Warrants model were as follows for December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Common stock price	$10.03	$9.67
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.95%	1.32%
Volatility	0.001%	10.97%
Term	5.25	5.75
Dividend Yield	0%	0%
The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

•
Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

•	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.
NOTE 9 – INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 202 1
Deferred tax asset
Organizational costs/Startup expenses	$447,013	$72,852
Federal net operating loss	—	32,449

Total deferred tax asset	447,013	105,301
Valuation allowance	(447,013)	(101,328)
Deferred tax liabilities
Unrealized gain on investment	(277,820)	(3,973)

Deferred tax asset, net of allowance	$(277,820)	$—

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$298,693	$—
Deferred	(67,865)	(101,328)
State
Current	—	—
Deferred	—	—

Change in valuation allowance	345,685	101,328

Income tax provision	$576,513	$—

As of December 31, 2022 the Company had $0 of U.S. federal net operating loss carryovers available to offset future taxable income, which do not expire.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2022, the valuation allowance increased $345,685.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—%	—%
Non-deductible transaction costs	—%	6.4%
Change in fair value of warrants	(18.8)%	(29.7)%
Change in valuation allowance	3.2%	2.3%

Income tax provision	5.4%	—%

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