Form 10-Q
period 2023-03-31
Home Plate Acquisition Corp
filed 2023-05-11
CIK 1863181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had 5,922,935 shares of Class A common stock, par value $0.0001 per share, and 1,350,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding as of May 10, 2023

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including regarding our consummation of an initial business combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

•
changes in laws or regulations, including changes imposing additional requirements on business combination transactions involving SPACs and private operating companies and the impact of the Inflation Reduction Act of 2022;

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

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and other risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HOME PLATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	As of
	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current Assets
Cash	$607,506	$1,082,183
Prepaid expenses	240,942	285,816
Investment held in Trust Account – current portion due	180,577,599	—
Total Current Assets	181,426,047	1,367,999
Investment held in Trust Account	24,351,415	202,945,447
Total Assets	$205,777,462	$204,313,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$32,597	$3,647
Accrued expenses	2,850,889	948,135
Stockholder Redemptions due	180,577,599	—
Total Current Liabilities	183,461,085	951,782
Warrant liabilities	5,579,000	93,000
Deferred tax liability	—	277,820
Deferred underwriter fee payable	7,000,000	7,000,000
Total Liabilities	196,040,085	8,322,602
Commitments and Contingencies
Class A common stock subject to possible redemption, 2,272,935 at redemption value of $10.21 and 20,000,000 shares at redemption value of $10.11 at March 31, 2023 and December 31, 2022, respectively	23,197,585	202,187,705
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 3,650,000 and none issued and outstanding at March 31, 2023 and December 31, 2022, respectively (less 2,272,935 and 20,000,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	365	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 1,350,000 and 5,000,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	135	500
Accumulated deficit	(13,460,708)	(6,197,361)
Total Stockholders’ Deficit	(13,460,208)	(6,196,861)
Total Liabilities and Stockholders’ Deficit	$205,777,462	$204,313,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	March 31, 2023	March 31, 2022
Formation, general and administrative expenses	$1,827,442	$554,764

Loss from Operations	(1,827,442)	(554,764)
Other Income
Unrealized gain on Investment held in Trust Account	2,059,562	66,974
Gain (loss) on change in fair value of Warrant Liabilities	(5,486,000)	3,996,000
Total Other Income	(3,426,438)	4,062,974
Income (Loss) before Income Tax Provision	(5,253,880)	3,508,210
Income Tax Provision	(421,988)	—
Net Income (Loss)	$(5,675,868)	$3,508,210

Basic and diluted weighted average shares outstanding, Class A Common Stock	19,687,176	20,000,000

Basic and diluted net income (loss) per share, Class A Common Stock	$(0.23)	$0.14

Basic and diluted weighted average shares outstanding, Class B Common Stock	4,918,889	5,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$(0.23)	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	—	$—	5,000,000	$500	$—	$(6,197,361)	$(6,196,861)
Remeasurement of Class A common stock subject to possible redemption			—	—	—	(1,587,479)	(1,587,479)
Conversion of Class B Common Stock to Class A Common Stock by Sponsor	3,650,000	365	(3,650,000)	(365)	—	—	—
Net loss	—	—	—	—	—	(5,675,868)	(5,675,868)
Balance – March 31, 2023 (unaudited)	3,650,000	$365	1,350,000	$135	$—	$(13,460,708)	$(13,460,208)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance – December 31, 2021 (audited)	5,000,000	$500	$—	$(14,095,323)	$(14,094,823)
Net loss	—	—	—	3,508,210	3,508,210
Balance – March 31, 2022 (unaudited)	5,000,000	$500	$—	$(10,587,113)	$(10,586,613)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(5,675,868)	$3,508,210
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on Investment held in Trust Account	(2,059,562)	(66,974)
Change in fair value of warrant liabilities	5,486,000	(3,996,000)
Changes in operating assets and liabilities:
Prepaid expenses	44,874	67,195
Accounts payable	28,950	—
Accrued expenses	1,902,754	76,141
Deferred tax liability	(277,820)	—
Net cash used in operating activities	(550,672)	(411,428)
Cash Flows from Investing Activities:
Withdrawal from Trust Account for tax	75,995	18,919
Net cash from investing activities	75,995	18,919

Net change in cash	(474,677)	(392,509)
Cash at beginning of period	1,082,183	2,132,242
Cash at end of period	$607,506	$1,739,733
Supplemental Non-cash Disclosures:
Redemption of Class A shares subject to redemption	$180,577,599	$—
Remeasurement of Class A common stock subject to possible redemption	$1,587,479	$—

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

The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through March 31, 2023 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on October 4, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants, was placed in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, as amended, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide holders of the Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A common stock; or (iii) absent the completion of an initial Business Combination within 24 months from the closing of the IPO, the return of the funds held in the Trust Account to the public stockholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware state law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

Extension Special Meeting

On March 30, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) at which it submitted multiple proposals to vote as described below.

As approved by its stockholders at the Special Meeting of stockholders, Home Plate Acquisition Corporation and Continental Stock Transfer & Trust Company entered into Amendment No. 1 (the “IMTA Amendment”) to the Investment Management Trust Agreement, dated as of September 29, 2021 (the “IMTA”).  The IMTA Amendment amends the IMTA allowing the Company to extend the period of time the Company must consummate a Business Combination (as defined in the IMTA) pursuant to the IMTA from April 4, 2023 to October 4, 2023.

As approved by its stockholders at the Special Meeting, the Company filed an amendment (the “Extension Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “A&R Charter”) with the Secretary of State of the State of Delaware.  The Extension Amendment (i) extends the date by which the Company must consummate its initial business combination from April 4, 2023 to October 4, 2023 and (ii) provides holders of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”) the right to convert any and all of their Class B Common Stock into the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock” and, together with the Class B Common Stock, the “Common Stock”) on a one-for-one basis prior to the closing of a business combination at the election of the holder.

In connection with the Special Meeting, stockholders were given the opportunity to redeem their shares at their discretion. As a result, 17,727,065 shares were redeemed leaving 2,272,935 shares outstanding, prior to the conversion of Class B Founder shares to Class A shares issued to the Sponsor, discussed in more detail below. In connection with these redemptions, $180,577,599 is to be paid out of the Trust Account with a redemption value of approximately $10.19 per share of Class A common stock.  This was comprised of the initial investment of $10.00 in addition to the stockholders’ proportionate share of interest income earned on the Investments held in the Trust Account.

Unregistered Sales of Equity Securities

On March 30, 2023, the Company issued an aggregate of 3,650,000 shares of its Class A common stock, Class A Common Stock to the Sponsor, Michael A. DeSimone, Michele Docharty, Ross Fubini and Rhonda Ramparas, holders of the Company’s Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) (such holders of shares of Class B Common Stock collectively, the “Initial Stockholders”), upon the conversion of an equal number of shares of Class B Common Stock (the “Conversion”). The 3,650,000 shares of Class A Common Stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Common Stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering.

Following the Conversion, there are 5,922,935 shares of Class A Common Stock issued and outstanding, and 1,350,000 shares of Class B Common Stock issued and outstanding. As a result of the Conversion, the Initial Stockholders hold approximately 61.6% of the outstanding shares of the Company’s Class A Common Stock.

Business Combination Agreement

On March 19, 2023, Home Plate Acquisition Corporation, a Delaware corporation (“Home Plate”), Home Plate Sponsor LLC, a Delaware limited liability company (“Sponsor”), Heidmar Marine Inc., a company organized and existing under the laws of Marshall Islands (“Holdings”), HP Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”), Heidmar Inc., a company organized and existing under the laws of Marshall Islands ( “Heidmar”), and those shareholders of the Company party thereto (collectively, the “Heidmar Shareholders”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: (a) the merger of Merger Sub with and into Home Plate (the “Merger”), with Home Plate surviving the Merger and the security holders of Home Plate (other than the security holders of Home Plate electing to redeem their shares of Home Plate common stock or shares of Home Plate common stock held in treasury) becoming security holders of Holdings, (b)  the automatic modification of each Home Plate warrant to no longer entitle the holder to purchase Home Plate shares of common stock and instead acquire an equal number of Holdings common shares per Home Plate warrant, (c) the acquisition by Holdings of all of the issued and outstanding share capital of Heidmar from the Heidmar Shareholders in exchange for the issuance of Holdings common shares and, if applicable, the issuance of Earnout Shares (as defined in the Business Combination Agreement), pursuant to which Heidmar will become a direct wholly owned subsidiary of Holdings (the “Share Acquisition”), and (d) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (together with the Merger and Share Acquisition, the “Transactions”).

In consideration for the Merger, each Home Plate shareholder will receive one Holdings common share for each share of common stock they hold in Home Plate immediately prior to the Merger. In accordance with the terms and subject to the conditions of the Business Combination Agreement, the consideration to be received by the Heidmar Shareholders in connection with the Share Acquisition shall be the issuance of an aggregate number of Holdings common shares equal to (a) $160,000,000 divided by (b) $10.00. As additional consideration for the Heidmar shares acquired by Holdings in connection with the Share Acquisition, (i) Holdings will issue to eligible Heidmar Shareholders up to an aggregate of 3,900,000 Earnout Shares, subject to certain triggering events, as described further in the Business Combination Agreement, (ii) Sponsor has agreed, pursuant to the terms of the Sponsor Support Agreement (as defined below), to forfeit the right to receive (1) 1,212,500 Holdings common shares and (2) Holdings warrants in an amount equal to $5.00 per Holdings warrant to the extent that the transaction expenses of Home Plate exceed $15,000,000, and in each case, such forfeited Holdings common shares and Holding warrants, if any, will be issued to Heidmar Shareholders, as described further in the Business Combination Agreement and Sponsor Support Agreement.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor has entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Home Plate, Holdings and the Company, pursuant to which the Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the SPAC Charter with respect to the SPAC Class B common stock (collectively, the “Sponsor Securities”), (b) vote at any meeting of Home Plate shareholders to be called for approval of the Transactions (as defined in the Business Combination Agreement) all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters, (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that the Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

Subject to the conditions set forth in the Sponsor Support Agreement, the Sponsor additionally agreed to subject 365,000 Holdings common shares the Sponsor is to receive in connection with the Transactions with respect to its Sponsor Securities (“Sponsor Earnout Shares”) to an earn-out that is subject to vesting and release as follows: (i) if at any time prior to or as of the fifth anniversary of the Closing (the “Share Price Earnout Period”), the VWAP (as adjusted for share splits, share capitalization, reorganizations, recapitalizations and the like) over any 20 trading days within any 30 trading day period, is equal to or greater than (A) $12.50, then 91,250 of the Sponsor Earnout Shares will vest, and (B) $14.00, then 91,250 of the Sponsor Earnout Shares will vest (the Sponsor Earnout Shares referred to in this clause (i) being the “Share Price Sponsor Earnout Shares”), and (ii) if Adjusted EBITDA of Holdings for the twelve months ending (A) December 31, 2023 equals or exceeds $29,000,000, then 91,250 of the Sponsor Earnout Shares will vest, and (B) December 31, 2024 equals or exceeds $35,000,000, then 91,250 of the Sponsor Earnout Shares will vest (the Sponsor Earnout Shares referred to in clause (ii) being the “Performance Sponsor Earnout Shares”). If a Change of Control (as defined in the Sponsor Support Agreement) occurs during calendar year 2023, all 182,500 Performance Sponsor Earnout Shares will vest, and if a Change of Control occurs during calendar year 2024, 91,250 Performance Sponsor Earnout Shares will vest. In addition, if a Change of Control occurs during the Share Price Earnout Period (as defined in the Sponsor Support Agreement), pursuant to which Holdings or its shareholders receive consideration implying a value per Holdings common share (as determined in good faith by the board of directors of Holdings) of (a) less than $12.50, then no Share Price Sponsor Earnout Shares will vest, (b) greater than or equal to $12.50 but less than $14.00, 91,250 Share Price Sponsor Earnout Shares will vest, and (c) greater than or equal to $14.00, then all 182,500 Share Price Sponsor Earnout Shares will vest.

Sponsor has agreed to forfeit for issuance to the Heidmar Shareholders, for no consideration, the right to receive 1,212,500 Holdings common shares that would otherwise be issued to Sponsor in connection with the Closing.  In the event that the SPAC Transaction Expenses are greater than $15 million, Sponsor shall forfeit for issuance to the Heidmar Shareholders, for no consideration, as of the Closing Date (as defined in the Business Combination Agreement), the right to receive Holdings Private Warrants that would otherwise be issued to Sponsor in connection with the Closing equal to (i) the amount SPAC Transaction Expenses are greater than $15 million divided by (ii) $5.00.

Lock-Up Agreements

In connection with the Closing, the Heidmar Shareholders will enter into agreements (the “Heidmar Shareholder Lock-Up Agreements”) providing that the Heidmar Shareholders will not, subject to certain exceptions (including the payment of taxes arising from the Transactions), transfer any Restricted Securities (as defined in the Heidmar Shareholder Lock-Up Agreements) during the period commencing from the Closing Date until 150 days after the Closing Date.

In connection with the Closing, the Sponsor will enter into an agreement (the “Sponsor Lock-Up Agreement”) providing that it will not, subject to certain exceptions, transfer any Restricted Securities during the period commencing from the Closing Date until the date that is 150 days after the Closing Date.

The foregoing summary of the Heidmar Shareholder Lock-Up Agreements and Sponsor Lock-Up Agreement are qualified in its entirety by reference to the full text of the form of Sponsor Lock-Up Agreement and form of Heidmar Shareholder Lock-Up Agreement, the terms of which are incorporated herein by reference.

New Registration Rights Agreement

The Business Combination Agreement contemplates that, at the Closing, Holdings, certain Heidmar equityholders, certain Home Plate equityholders, the Sponsor and Home Plate will enter into a Registration Rights Agreement (the “New Registration Rights Agreement”), pursuant to which Holdings will agree to register for resale certain shares of Holdings common shares and other equity securities of Holdings that are held by the parties thereto from time to time. Pursuant to the New Registration Rights Agreement, Holdings will agree to file a shelf registration statement registering the resale of all of the Registrable Securities (as defined in the New Registration Rights Agreement) no later than 30 days after the Closing. Holdings also agreed to provide customary “piggyback” registration rights, subject to certain requirements and customary conditions. The New Registration Rights Agreement also provides that Holdings will pay certain expenses relating to such registrations and indemnify the shareholders against certain liabilities.

Warrant Assumption Agreement

The Business Combination Agreement contemplates that, immediately prior to the Merger Effective Time, Home Plate and Continental Stock Transfer & Trust Company (the “Warrant Agent”) will enter into an Assignment, Assumption and Amendment Agreement (the “Warrant Assumption Agreement”), which amends that certain Warrant Agreement, dated as of September 29, 2021, by and between Home Plate and the Warrant Agent (the “Existing Warrant Agreement”), pursuant to which (a) Home Plate will assign to Holdings, and Holdings will assume, all of Home Plate’s right, title and interest in and to the Existing Warrant Agreement and (b) each Home Plate warrant shall be modified to no longer entitle the holder to purchase Home Plate shares of common stock and instead acquire an equal number of Holdings common shares per Home Plate warrant.

Non-Redemption Agreement

On March 29, 2023, the Company and the Sponsor entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem an aggregate of 2,049,999 shares of Class A common stock, par value $0.0001 per share, of the Company sold in its initial public offering (“Non-Redeemed Shares”) at the Special Meeting called by the Company. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such third party or third parties an aggregate of 410,000 shares of the Company’s Class A common stock held by the Sponsor immediately following consummation of an initial business combination if such third party or third parties continued to hold such Non-Redeemed Shares as of 5:00 P.M., New York Time, on the date of the Special Meeting.

Liquidity and Going Concern

As of March 31, 2023, the Company had $607,506 in its operating bank account, and a working capital deficit of $2,035,038. The Company’s liquidity needs up to and through March 31, 2023 have been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Promissory Note was fully repaid as of October 4, 2021 and there were no amounts outstanding under it as of March 31, 2023.

In order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined in Note 4). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, if the Company is not able to consummate a Business Combination before October 4, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before October 4, 2023, it is uncertain whether the Company will be able to do so. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 4, 2023.

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

Any redemption or other repurchase effected by the Company that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination or any extension vote, (ii) the structure of any Business Combination and the taxable year in which it occurs; (iii) the nature and amount of any “PIPE” financing or other equity issuances in connection with the Business Combination or otherwise (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of final and proposed regulations and further guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the specific mechanics of any required payment of the excise tax have not been determined. It is expected that, at the time of the redemption of public shares, the amount of the excise tax payable may not be known with certainty. The Company confirms that amounts payable to public stockholders with respect to redemptions of public shares out of funds held in the trust account and any additional amounts deposited into the trust account, as well as any interest earned thereon, will not be reduced by the excise tax, if any, resulting from redemptions of our public shares.

If the Company has not consummated a Business Combination by October 4, 2023 (as approved at the Special Meeting), it will redeem the public shares in a liquidating distribution. The Company does not expect such redemption in connection with the liquidating distribution to be subject to the excise tax under the Notice, but such expectation is subject to a number of factual and legal uncertainties, including further guidance from the U.S. Department of the Treasury.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $607,506 and $1,082,183 and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Cash Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash equivalents in the amount of $204,929,014 and $202,945,447, respectively. Gains and losses resulting from the change in fair value of the assets held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

As a result of the Special Meeting held on March 30, 2023, 17,727,065 shares of Class A common stock subject to redemption were redeemed which left a balance of 2,272,935 remaining shares of Class A common stock subject to redemption.

On March 30, 2023, the Company issued an aggregate of 3,650,000 shares of its Class A common stock, Class A Common Stock to the Sponsor, Michael A. DeSimone, Michele Docharty, Ross Fubini and Rhonda Ramparas, holders of the Company’s Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) (such holders of shares of Class B Common Stock collectively, the “Initial Stockholders”), upon the conversion of an equal number of shares of Class B Common Stock (the “Conversion”). The 3,650,000 shares of Class A Common Stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Common Stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering.

Following the Conversion, there are 5,922,935 shares of Class A Common Stock issued and outstanding, and 1,350,000 shares of Class B Common Stock issued and outstanding. As a result of the Conversion, the Initial Stockholders hold approximately 61.6% of the outstanding shares of the Company’s Class A Common Stock.

As of March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

	March 31, 2023	December 31, 2022
As of beginning of the period	$202,187,705	$200,000,000
Gross Proceeds	—	—
Less:
Redemptions in connection with Special Meeting	(180,577,599)	—
Plus:
Remeasurement of Class A common stock subject to possible redemption carrying value to redemption value	1,587,479	2,187,705
Class A common stock subject to possible redemption	$23,197,585	$202,187,705

Stockholder Redemptions Due

As a result of the Special Meeting held on March 30, 2023, 17,727,065 shares of Class A common stock subject to redemption were redeemed which left a balance of 2,272,935 remaining shares of Class A common stock subject to redemption.  These redemptions were paid out to stockholders on April 12, 2023 and as such are recorded as stockholder redemptions due in the balance sheet as of March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The effective tax rate was -8.0% for the three months ended March 31, 2023 and 0.0% for the three months ended March 31, 2022. The effective tax rates differ from the statutory tax rate of 21.0% due to the change in fair value of warrants and the valuation allowance on deferred tax assets.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,600,000 shares of Class A common stock in the aggregate. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class B common stock subject to forfeiture (see Note 5) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(4,541,231)	$(1,134,637)	$2,806,568	$701,642

Denominator:
Weighted-average shares outstanding	19,687,176	4,918,889	20,000,000	5,000,000

Basic and diluted net income (loss) per share	$(0.23)	$(0.23)	$0.14	$0.14

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

On March 30, 2023, the Company issued an aggregate of 3,650,000 shares of its Class A common stock, Class A Common Stock to the Sponsor, Michael A. DeSimone, Michele Docharty, Ross Fubini and Rhonda Ramparas, holders of the Company’s Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) (such holders of shares of Class B Common Stock collectively, the “Initial Stockholders”), upon the conversion of an equal number of shares of Class B Common Stock (the “Conversion”). The 3,650,000 shares of Class A Common Stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Common Stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering.

Following the Conversion, there are 5,922,935 shares of Class A Common Stock issued and outstanding, and 1,350,000 shares of Class B Common Stock issued and outstanding. As a result of the Conversion, the Initial Stockholders hold approximately 61.6% of the outstanding shares of the Company’s Class A Common Stock.

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

Related Party Loans

On May 5, 2021, the Sponsor agreed to loan up to $300,000 to the Company to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was due on the earlier of the completion of the Initial Public Offering or December 31, 2021. As of October 4, 2021, the date of the IPO, $266,912 had been drawn by the Company and was paid off as part of the closing of the transaction. As of March 31, 2023 and December 31, 2022, no amount is outstanding under the Note.

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

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services

The Company has committed to pay up to $15,000 per month to the Sponsor for administrative, financial and support services provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company. For the three months ended March 31, 2023 and the three months ended March 31, 2022, $30,000 and $45,000, respectively, in costs were incurred related to this agreement which are included in formation, general and administrative expenses in the accompanying condensed statements of operations.

NOTE 5 —STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 3,650,000 and no shares of Class A common stock issued or outstanding, respectively (excluding 2,272,935 and 20,000,000 shares subject to possible redemption, respectively).

Class B common stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022 there were 1,350,000 and 5,000,000 shares, respectively, of Class B common stock issued and outstanding.

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

On March 30, 2023, the Company issued an aggregate of 3,650,000 shares of its Class A common stock, Class A Common Stock to the Sponsor, Michael A. DeSimone, Michele Docharty, Ross Fubini and Rhonda Ramparas, holders of the Company’s Class B common stock (“Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”) (such holders of shares of Class B Common Stock collectively, the “Initial Stockholders”), upon the conversion of an equal number of shares of Class B Common Stock (the “Conversion”). The 3,650,000 shares of Class A Common Stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B Common Stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Company’s initial public offering.

Following the Conversion, there are 5,922,935 shares of Class A Common Stock issued and outstanding, and 1,350,000 shares of Class B Common Stock issued and outstanding. As a result of the Conversion, the Initial Stockholders hold approximately 61.6% of the outstanding shares of the Company’s Class A Common Stock.

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

In January 2023, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, financial and tax due diligence investigation of the Company’s potential Business Combination target.  Pursuant to the terms of the agreement, the Company has agreed to pay up to $250,000 with any additional fees above such amount to be paid upon the closing of the Business Combination.  The Company has paid $250,000 and has accrued an additional $94,055 which is deferred until the close of the Business Combination.

In February 2023, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, a fairness opinion related to the Company’s proposed Business Combination.   Pursuant to the agreement, the Company shall pay $90,000, $30,000 of which is deferred until the closing of the Business Combination.  The Company has paid $60,000 in relation to this agreement and has accrued an additional $30,000, included in accrued expenses in the accompanying condensed balance sheets, which is deferred until the close of the Business Combination.

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

The Company has 17,600,000 (10,000,000 Public Warrants and 7,600,000 Private Placement Warrants) warrants outstanding.  No changes in classification were made as of and for the three months ended March 31, 2023.

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

NOTE 8 – RECURRING FAIR VALUE MEASUREMENTS

The following table presents fair value information as of March 31, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	As of March 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$204,929,014	$—	$—
Liabilities
Public Warrants	$3,170,000	$—	$—
Private Placement Warrants	$—	$—	$2,409,000

	As of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$202,945,447	$—	$—
Liabilities
Public Warrants	$53,000	$—	$—
Private Placement Warrants	$—	$—	$40,000

Investment Held in Trust Account

As of March 31, 2023, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three months ended March 31, 2023 and March 31, 2022, the Company withdrew $75,995 and $18,919, respectively, of interest income from the Trust Account to pay its tax obligations.

The composition of the Company’s fair value of held to maturity securities is as follows:

	As of March 31, 2023	As of December 31, 2022
U.S. Treasury Securities	$—	$202,945,305
U.S. Money Market	204,929,014	—
Cash held in Trust Account	—	142

	$204,929,014	$202,945,447

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

The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. On November 22, 2021, the 52nd day following the date of the offering prospectus, the Public Shares and Public Warrants underlying the Units sold in the IPO became separately tradeable. Accordingly, an observable market was available for the Public Warrants and they were reclassified to a Level 1 classification.

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

As of March 31, 2023, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2023 and for the three months ended March 31, 2022, there were no transfers between levels.

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

	Private Warrant Liability	Public Warrant Liability
Fair Value as of December 31, 2022	$40,000	$—
Change in fair value of warrant liabilities	2,369,000	—
Fair Value as of March 31, 2023	2,409,000	—

The key inputs into the Private Placement Warrants model were as follows for March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Common stock price	$10.19	$10.03
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.56%	3.95%
Volatility	0.001%	0.001%
Term	5.34	5.25
Dividend Yield	0%	0%

The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 12, 2023, the Company paid out the full amount of Stockholder Redemptions due in connection with the Special Meeting which reduced the balance in the Trust Account and removed the liability in Stockholder redemptions due.  Additionally, withdrawals of an aggregate of approximately $1.1 million to pay taxes were made on April 5, 2023 and April 13, 2023.  These disbursements left approximately $23.2 million remaining in the Trust Account.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023.

This discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a blank check company incorporated on March 24, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We focused our efforts on identifying high growth, U.S. and international acquisition targets with meaningful current, or a clear path toward future, profitability. While initially we concentrated on the Fintech and embedded finance sectors, we expanded our scope of potential acquisition targets to incorporate a broader array of industries in light of recent market volatility and waning investor appetite for high growth technology stocks.

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

Recent Developments

Entry into a Business Combination Agreement and Sponsor Support Agreement

On March 19, 2023, Home Plate, the Sponsor,  Heidmar Marine Inc., a company organized and existing under the laws of Marshall Islands (“Holdings”), HP Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”), Heidmar Inc., a company organized and existing under the laws of Marshall Islands (the “Company”), and those shareholders of the Company party thereto (collectively, the “Heidmar Shareholders”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, among other things, Merger Sub will merge with and into Home Plate (the “Merger”), with Home Plate surviving the Merger as described further in the Business Combination Agreement and Sponsor Support Agreement (defined below).

In connection with the execution of the Business Combination Agreement, the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with Home Plate, Holdings and Heidmar, pursuant to which the Sponsor has agreed to, among other things, (a) waive its anti-dilution rights in the SPAC Charter (as defined in the Business Combination Agreement) with respect to the SPAC Class B common stock (collectively, the “Sponsor Securities”), (b) vote at any meeting of Home Plate shareholders to be called for approval of the Transactions (as defined in the Business Combination Agreement) all Sponsor Securities held of record or thereafter acquired in favor of the Shareholder Approval Matters, (c) be bound by certain other covenants and agreements related to the Transactions and (d) be bound by certain transfer restrictions with respect to the Sponsor Securities and warrants exercisable for Sponsor Securities, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Support Agreement also provides that the Sponsor has agreed irrevocably to waive its redemption rights in connection with the consummation of the Transactions with respect to any Sponsor Securities they may hold.

For additional information on the terms of the Business Combination Agreement, the Sponsor Support Agreement and other ancillary agreements to be entered into in connection with the Transactions, refer to Note 1. -Organization and Business Background to the unaudited financial statements contained elsewhere in this Quarter Report on Form 10-Q.

Business Combination Period Extension

As previously reported in the Company’s current report on Form 8-K filed with the SEC on March 31, 2023,  we convened a special meeting of stockholders on March 30, 2023 (the “Extension Meeting”) at which our stockholders voted to approve proposals (i)  to amend our amended and restated certificate of incorporation to extend the date by which we must consummate an initial Business Combination from April 4, 2023 to October 4, 2023 (the “Extension Amendment Proposal”), (ii) to provide holders of shares of Class B common stock the right to convert their shares of Class B common stock on a one-to-one basis into shares of Class A common stock prior to the closing of a Business Combination, and (iii) to amend the he Investment Management Trust Agreement, dated as of September 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to extend the date by which we must consummate a Business Combination.

In connection with the Extension Meeting, we provided stockholders with the opportunity to redeem all or a portion of their shares of their Class A common stock. Stockholders holding 17,727,065 shares Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $180,577,599 (approximately $10.19 per share) was withdrawn from the Trust Account to pay such redeeming holders.

Stockholder Non-Redemption Agreements

Pursuant to the certain non-redemption agreements entered into by and among us, the Sponsor and certain of our stockholders on March 29, 2023, in exchange for the commitments of such stockholders not to redeem such shares in connection with the vote on the Extension Amendment Proposal at the Extension Meeting, the Sponsor has agreed to transfer an aggregate of 410,000 shares of common stock held by the Sponsor immediately following consummation of an initial Business Combination to such shareholders.

Class B Conversion

On March 30, 2023,  we issued an aggregate of 3,650,000 shares of Class A common stock to the Sponsor and our directors, Michael A. DeSimone, Michele Docharty, Ross Fubini and Rhonda Ramparas, each a holder of Class B common stock (such holders of shares of Class B Common Stock collectively, the “Initial Stockholders”), upon the conversion of an equal number of shares of Class B Common Stock (the “Conversion”). The 3,650,000 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination.

Nasdaq Market Tier Transfer

On April 10, 2023, we transferred the listing of our Units, Class A common stock and Warrants from the Nasdaq Global Market to the Nasdaq Capital Market. Our Units, Class A common stock and Warrants continue to trade under the symbols “HPLTU” “HPLT” and “HPLTW,” respectively.

Results of Operations and Known Trends or Future Events

We have neither engaged in any significant business operations nor generated any revenues to date. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and preparing for the proposed Business Combination Transactions. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) and expect to incur significant costs in pursuit of our initial Business Combination.  We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

For the three months ended March 31, 2023, we had net loss of $5,675,868 which consisted of a $5,486,000 loss in fair value of our warrant liabilities, $421,988 in income tax provision and $1,827,442 in formation, general and administrative expenses offset by a $2,059,562 gain on our investments held in the Trust Account.

For the three months ended March 31, 2022, we had net income of $3,508,210 which consisted of a $3,996,000 gain in fair value of our warrant liabilities and a $66,974 gain on our investments held in the Trust account offset by $554,764 in formation, general and administrative expenses.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2023, we had $607,506 in cash in our operating bank account and a working capital deficit of $2,035,038.

Our liquidity needs up to and through our IPO had been met through payment of $25,000 from the sale of the Founder Shares (as defined in Note 4) to our Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $300,000. The Promissory Note was fully repaid in connection with the IPO and there is no balance outstanding as of March 31, 2023.

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

In connection with the vote on the Extension Amendment Proposal at the Special Meeting on March 30, 2023, stockholders holding a total of 17,727,065 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $180,577,599 (approximately $10.19 per share) was withdrawn from the Trust Account on April 12, 2023, to pay such redeeming holders.

As of March 31, 2023, we had $204,929,014 in Investment Held in the Trust Account (which amount does not reflect the funds to be used to pay holders who exercised their right to redeem their shares of Class A common stock in connection with the Special Meeting which was withdrawn subsequent to quarter end). Given effect to the redemptions in connection with the Special Meeting and corresponding withdrawal from the Trust Account, as well as withdrawals of an aggregate of approximately $1.1 million on April 5, 2023 and April 13, 2023 for the purpose of paying taxes, as of April 13, 2023, we had approximately $23.2 million held in the Trust Account.

 We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to pay redeeming holders in connection with the Special Meeting or released us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we held a cash balance of $607,506 outside of the Trust Account, which is available for working capital purposes. Until the consummation of a Business Combination, will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants issued to our Sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Through March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

We expect our primary liquidity requirements during the period from April 1, 2023 onwards to include approximately $80,000 for costs related to our business combination timeframe extension, $370,000 in costs related to the business combination itself, $105,000 related to legal, accounting and tax costs related to regulatory requirements and $52,000 for general working capital.

 These amounts are estimates and may differ materially from our actual expenses. In addition, we have and may use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through October 4, 2023, the time period within which we must complete an initial Business Combination under our amended and restated articles of incorporation;  however, management notes that we may not have sufficient funds to cover our working capital needs for one year from the filing of the financial statements contained elsewhere in this Quarterly Report on Form 10-Q. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We may need to obtain additional financing either to complete our initial Business Combination either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination or upon redemptions in connection with any amendment to our Certificate of Incorporation to further extend the time to consummate an initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we do not complete our initial business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot provide any assurance that such new financing will be available to us on commercially acceptable terms, if at all.

As a result of the foregoing, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, if we are not able to consummate a Business Combination before October 4, 2023, we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. While management intends to complete a Business Combination on or before October 4, 2023, there is no assurance we will be able to do so. Additionally, we may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements contained elsewhere in this Quarterly Report on Form 10-Q. No adjustments have been made to the carrying amounts of assets or liabilities for these facts.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Commitments and Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

We have committed to pay up to $15,000 per month to our Sponsor for administrative, financial and support services provided to members of our sponsor team. This administrative service arrangement will terminate upon completion of our initial Business Combination or liquidation of the Company. We have incurred $30,000 pursuant to this agreement for the three months ended March 31, 2023.

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

On September 16, 2022, the Company entered into an agreement (the “Capital Markets Advisory Agreement”) with a third-party advisor pursuant to which the advisor will provide to the Company, among other services, introductions to potential Business Combination target entities and introductions to, and will seek investment commitments from, potential third-party investors in any financing by the Company, in the form of a private investment in the Company’s common stock or other structured instrument, in connection with consummating a Business Combination (such financing, as applicable, the “PIPE Financing” and such investors, the “PIPE Investors”). In consideration of the foregoing, the Company has agreed (i) to pay the advisor a cash fee of $1,500,000 in the event a Business Combination is with a target introduced by the advisor (a “Subject Target”) and (ii) to issue to the advisor a number of newly issued Class A common stock of the Company equal to 945,000 multiplied by the percentage of the aggregate PIPE Financing provided by PIPE Investors introduced by the advisor, regardless of whether the Business Combination is with a Subject Target. In the event that there is no PIPE Financing but the Business Combination with a Subject Target, the Company has agreed to issue to the advisor 945,000 shares of Class A common stock. The payment of any fee and the issuance of any shares are subject to, and will be made upon, the successful closing of a Business Combination. Concurrently with the issuance of common stock to the advisor, the Company will cause the Sponsor to forfeit a corresponding number of Class B common stock.

In January 2023, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, financial and tax due diligence investigation of the Company’s potential Business Combination target.  Pursuant to the terms of the agreement, the Company has agreed to pay up to $250,000 with any additional fees above such amount to be paid upon the closing of the Business Combination.  The Company has paid $250,000 and has accrued an additional $94,055 which is deferred until the close of the Business Combination.

In February 2023, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, a fairness opinion related to the Company’s proposed Business Combination.   Pursuant to the agreement, the Company shall pay $90,000, $30,000 of which is deferred until the closing of the Business Combination.  The Company has paid $60,000 in relation to this agreement and has accrued an additional $30,000, included in accrued expenses in the accompanying condensed balance sheets, which is deferred until the close of the Business Combination.

On March 19, 2023, we entered into the Business Combination Agreement. For additional information, see “—Recent Developments,” above.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 14, 2023, which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, including our ability to negotiate and complete our initial business combination, and our results of operations.

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 14, 2023.  We may disclose additional changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

There were no unregistered sales of our equity securities during the quarter ended March 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
2.1
Business Combination Agreement, dated as of March 19, 2023, by and among Home Plate Acquisition Corporation, Home Plate Sponsor LLC, Heidmar Marine Inc., HP Merger Subsidiary Corp., Heidmar Inc., and the Heidmar Shareholders. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on  Form 8-K (File No. 001-40844), filed with the SEC on March 20, 2023.)

3.1
Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40844), filed with the SEC on May 12, 2022.)

3.2
Amendment to the Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on  Form 8-K (File No. 001-40844), filed with the SEC on March 31, 2023.)

3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-259324), filed with the SEC on September 3, 2021.)
10.1
Amendment No. 1 to the Investment Management Trust Agreement, dated March 30, 2023, entered into between the Company and Continental Stock Transfer & Trust Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on  Form 8-K (File No. 001-40844), filed with the SEC on March 31, 2023.)

10.2
Sponsor Support Agreement, dated as of March 19, 2023, by and among Home Plate Sponsor LLC, Home Plate Acquisition Corporation, and Heidmar Marine Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on  Form 8-K (File No. 001-40844), filed with the SEC on March 20, 2023.)

10.3	Form of Sponsor Lock-Up Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40844), filed with the SEC on March 20, 2023.)

Exhibit Number	Description
10.4	Form of Heidmar Shareholder Lock-Up Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40844), filed with the SEC on March 20, 2023.)
10.5	Form of New Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40844), filed with the SEC on March 20, 2023.)
10.6	Form of Warrant Assumption Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40844), filed with the SEC on March 20, 2023.)
10.7	Form of Non-Redemption Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40844), filed with the SEC on March 29, 2023.)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline SXRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

HOME PLATE ACQUISITION CORPORATION

Date: May 11, 2023	By:	/s/ Daniel Ciporin
Daniel Ciporin
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Jonathan Rosenzweig
Jonathan Rosenzweig
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)