Form 10-Q
period 2023-06-30
Home Plate Acquisition Corp
filed 2023-08-09
CIK 1863181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had 5,922,935 shares of Class A common stock, par value $0.0001 per share, and 1,350,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding as of August 8, 2023.

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

•	the risk of cyber incidents or attacks directed at us resulting in information theft, data corruption, operational disruption and/or financial loss;

•	the liquidity and trading market for our public securities and our ability to maintain the listing of our securities on the Nasdaq Capital Market;

•	the lack of a market for our securities;

•	our status as a an emerging growth company and a smaller reporting company within the meaning of the Securities Act;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the potential tax consequences of investing in our securities; or

•	our financial performance.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HOME PLATE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	As of
	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current Assets
Cash	$726,505	$1,082,183
Prepaid expenses	133,370	285,816
Total Current Assets	859,875	1,367,999
Investment held in Trust Account	23,821,112	202,945,447
Total Assets	$24,680,987	$204,313,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$20,892	$3,647
Accrued expenses	2,969,754	948,135
Accrued excise tax	1,772,707	—
Total Current Liabilities	4,763,353	951,782
Warrant liabilities	375,000	93,000
Deferred tax liability	—	277,820
Deferred underwriter fee payable	7,000,000	7,000,000
Total Liabilities	12,138,353	8,322,602
Commitments and Contingencies (See Note 6)
Temporary equity
Class A common stock subject to possible redemption, 2,272,935 at redemption value of $10.42 and 20,000,000 shares at redemption value of $10.11 at June 30, 2023 and December 31, 2022, respectively	23,678,604	202,187,705
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 3,650,000 and none issued and outstanding at June 30, 2023 and December 31, 2022, respectively (less 2,272,935 and 20,000,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	365	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 1,350,000 and 5,000,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	135	500
Accumulated deficit	(11,136,470)	(6,197,361)
Total Stockholders’ Deficit	(11,135,970)	(6,196,861)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$24,680,987	$204,313,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation, general and administrative expenses	$1,157,055	$510,373	$2,984,497	$1,065,137
Loss from Operations	(1,157,055)	(510,373)	(2,984,497)	(1,065,137)

Other Income
Realized and unrealized gain on Investment held in Trust Account	634,085	314,499	2,693,647	381,473
Gain (loss) on change in fair value of Warrant Liabilities	5,204,000	2,478,000	(282,000)	6,474,000
Total Other Income	5,838,085	2,792,499	2,411,647	6,855,473
Income (Loss) before Income Tax Provision	4,681,030	2,282,126	(572,850)	5,790,336
Income Tax Provision	(103,066)	(26,525)	(525,054)	(26,525)
Net Income (Loss)	$4,577,964	$2,255,601	$(1,097,904)	$5,763,811

Basic and diluted weighted average shares outstanding, Class A Common Stock	5,922,935	20,000,000	12,767,033	20,000,000

Basic and diluted net income (loss) per share, Class A Common Stock	$0.63	$0.09	$(0.07)	$0.23

Basic and diluted weighted average shares outstanding, Class B Common Stock	1,350,000	$5,000,000	3,124,586	5,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.63	$0.09	$(0.07)	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – December 31, 2022 (audited)	—	$—	5,000,000	$500	$(6,197,361)	$(6,196,861)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,587,479)	(1,587,479)
Conversion of Class B Common Stock to Class A Common Stock by Sponsor	3,650,000	365	(3,650,000)	(365)	—	—
Net loss	—	—	—	—	(5,675,868)	(5,675,868)
Balance – March 31, 2023 (unaudited)	3,650,000	$365	1,350,000	$135	$(13,460,708)	$(13,460,208)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(481,019)	(481,019)
Excise tax	—	—	—	—	(1,772,707)	(1,772,707)
Net income	—	—	—	—	4,577,964	4,577,964
Balance – June 30, 2023 (unaudited)	3,650,000	$365	1,350,000	$135	$(11,136,470)	$(11,135,970)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
Balance – December 31, 2021 (audited)	5,000,000	500	—	(14,095,323)	(14,094,823)
Net income	—	—	—	3,508,210	3,508,210
Balance – March 31, 2022 (unaudited)	5,000,000	500	—	(10,587,113)	(10,586,613)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(118,705)	(118,705)
Net income	—	—	—	2,255,601	2,255,601
Balance – June 30, 2022 (unaudited)	5,000,000	$500	$—	$(8,450,217)	$(8,449,717)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HOME PLATE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(1,097,904)	$5,763,811
Adjustments to reconcile net income (loss) to net cash used in operating activities
Earnings on Investment held in Trust Account	(2,693,647)	(381,473)
Change in fair value of warrant liabilities	282,000	(6,474,000)
Changes in operating assets and liabilities:
Prepaid expenses	152,446	177,984
Accounts payable	17,245	3,294
Accrued expenses	2,021,619	202,575
Deferred tax liability	(277,820)	—
Net cash used in operating activities	(1,596,061)	(707,809)
Cash Flows from Investing Activities:
Purchase of Investments held in Trust Account	(23,767,117)	—
Maturity of Investments held in Trust Account	23,767,118	—
Withdrawal from Trust Account for redemptions	180,577,599	—
Withdrawal from Trust Account for tax	1,240,382	111,917
Net cash provided by investing activities	181,817,982	111,917

Cash Flows from Financing Activities:
Trust redemptions	(180,577,599)	—
Net cash used in financing activities	(180,577,599)	—

Net change in cash	(355,678)	(595,892)
Cash at beginning of period	1,082,183	2,132,242
Cash at end of period	$726,505	$1,536,350
Supplemental Non-cash Disclosures:
Remeasurement of Class A common stock subject to possible redemption	$2,068,498	$—
Excise tax payable on Trust Redemptions	$1,772,707	$—

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

The Company’s sponsor is Home Plate Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 24, 2021 (inception) through June 30, 2023 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $726,505 in its operating bank account, and a working capital deficit of $3,903,478. The Company’s liquidity needs up to and through June 30, 2023 have been satisfied through a payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Promissory Note was fully repaid as of October 4, 2021 and there were no amounts outstanding under it as of June 30, 2023.

In order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined in Note 4). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. Because Home Plate is a Delaware corporation with securities trading on Nasdaq, Home Plate is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. However, the statutory language and guidance provided to date generally does not permit the repurchasing corporation to net the fair market value of new issuances of stock of a different issuer. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

On December 27, 2022, the Treasury issued Notice 2023-2 (the “Notice”) as interim guidance until publication of forthcoming proposed regulations on the excise tax on stock buybacks. The guidance in the Notice does not constitute proposed or final Treasury regulations. However, because the Notice provides notice of proposed regulations Treasury intends to issue in the future, taxpayers may rely upon the guidance provided in the Notice until the issuance of the forthcoming proposed regulations and certain of the forthcoming proposed regulations would (if issued) apply retroactively. The Notice generally provides that, in certain circumstances, if a covered corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such covered corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.

Any redemption or other repurchase effected by the Company that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Whether and to what extent the Company is ultimately subject to the excise tax in connection with these redemptions will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, together with any other redemptions or repurchases consummated by Home Plate in the same taxable year (including redemptions consummated in connection with the Extension Meeting), (ii)  the nature and amount of any equity issuances the Company makes in the taxable year of the Business Combination, (iii) whether the Company completely liquidates and dissolves within the taxable year of such redemptions, and (iv) legal uncertainties regarding how the excise tax applies to transactions like the proposed Business Combination (and, if applicable, a complete liquidation and dissolution of Home Plate) and the content of final and proposed regulations and further guidance from the Treasury Department.. Any excise tax would be payable by Home Plate, not by the redeeming holder, and the mechanics of any required payment of the excise tax are not clear. Home Plate will not reduce the amounts payable out of the Trust Account to holders of our Class A common stock that exercise redemption rights in connection with the Business Combination in respect of potential liabilities or the excise tax described above, and any such excise tax will not be paid by or from the trust account (provided that the proceeds released from the trust account in connection with the consummation of the Business Combination may be used to pay liabilities in respect of such excise tax, if any).

In connection with the Extension Amendment, the Company’s stockholders redeemed 17,727,065 shares of Class A common stock for a total of $180,577,599. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and determined that, based on the reasonable likelihood of completing the proposed Business Combination, as well as current applicable accounting standards, a contingent liability should be calculated and recorded. Accordingly, an excise tax payable of approximately $1.8 million was recognized upon the redemptions and was recorded as an accrued excise tax on the condensed balance sheet. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future stock issuances within the same annual period.

If the Company has not consummated the proposed Heidmar Business Combination by October 4, 2023 (as approved at the Special Meeting), the Company is expected to redeem the public shares in a liquidating distribution. The Company does not expect such redemption in connection with the liquidating distribution to be subject to the excise tax under the Notice, but such expectation is subject to a number of factual and legal uncertainties, including further guidance from the Treasury Department.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $726,505 and $1,082,183 and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Cash Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash equivalents in the amount of $23,821,112 and $202,945,447, respectively. Gains and losses resulting from the change in fair value of the assets held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

As of June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

	June 30, 2023	December 31, 2022
As of beginning of the period	$202,187,705	$200,000,000
Gross Proceeds	—	—
Less:
Redemptions in connection with Special Meeting	(180,577,599)	—
Plus:
Remeasurement of Class A common stock subject to possible redemption carrying value to redemption value	2,068,498	2,187,705
Class A common stock subject to possible redemption	$23,678,604	$202,187,705

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The effective tax rate was 2.2% and -91.7% for the three and six months ended June 30, 2023 and 1.2% and 0.46% for the three and six months ended June 30, 2022. The effective tax rates differ from the statutory tax rate of 21.0% due to the change in fair value of warrants and the valuation allowance on deferred tax assets.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,600,000 shares of Class A common stock in the aggregate. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class B common stock subject to forfeiture (see Note 5) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the three months ended June 30, 2023		For the three months ended June 30, 2022
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income per share
Numerator:
Allocation of net income	$3,728,204	$849,760	$1,804,481	$451,120

Denominator:
Weighted-average shares outstanding	5,922,935	1,350,000	20,000,000	5,000,000

Basic and diluted net income per share	$0.63	$0.63	$0.09	$0.09

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock	Redeemable Class A Common Stock	Non-Redeemable Class B Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(882,036)	$(215,868)	$4,611,049	$1,152,762

Denominator:
Weighted-average shares outstanding	12,767,033	3,124,586	20,000,000	5,000,000

Basic and diluted net income (loss) per share	$(0.07)	$(0.07)	$0.23	$0.23

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

Related Party Loans

On May 5, 2021, the Sponsor agreed to loan up to $300,000 to the Company to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was due on the earlier of the completion of the Initial Public Offering or December 31, 2021. As of October 4, 2021, the date of the IPO, $266,912 had been drawn by the Company and was paid off as part of the closing of the transaction. As of June 30, 2023 and December 31, 2022, no amount is outstanding under the Note.

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

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services

The Company has committed to pay up to $15,000 per month to the Sponsor for administrative, financial and support services provided to members of the Company’s sponsor team. This administrative service arrangement will terminate upon completion of the initial Business Combination or liquidation of the Company. For the three months and six months ended June 30, 2023, $0 and $30,000, respectively, and the three months and six months ended June 30, 2022, $45,000 and $90,000, respectively, in costs were incurred related to this agreement which are included in formation, general and administrative expenses in the accompanying condensed statements of operations.

NOTE 5 —STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 3,650,000 and no shares of Class A common stock issued or outstanding, respectively (excluding 2,272,935 and 20,000,000 shares subject to possible redemption, respectively).

Class B common stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022 there were 1,350,000 and 5,000,000 shares, respectively, of Class B common stock issued and outstanding.

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

The Company has 17,600,000 (10,000,000 Public Warrants and 7,600,000 Private Placement Warrants) warrants outstanding.  No changes in classification were made as of and for the three months ended June 30, 2023.

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

NOTE 8 – RECURRING FAIR VALUE MEASUREMENTS

The following table presents fair value information as of June 30, 2023 and December 31, 2022 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	As of June 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$23,821,112	$—	$—
Liabilities
Public Warrants	$213,000	$—	$—
Private Placement Warrants	$—	$—	$162,000

	As of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Investment held in Trust Account	$202,945,447	$—	$—
Liabilities
Public Warrants	$53,000	$—	$—
Private Placement Warrants	$—	$—	$40,000

Investment Held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were held in U.S. Treasury Bills with a maturity of 185 days or less. During the three and six months ended June 30, 2023, the Company withdrew $43,495 and $1,240,382, respectively, of interest income from the Trust Account to pay its tax obligations. During the three and six months ended June 30, 2022, the Company withdrew $92,998 and $111,917, respectively, of interest income from the Trust Account to pay its tax obligations.

The composition of the Company’s fair value of held to maturity securities is as follows:

	As of June 30, 2023	As of December 31, 2022
U.S. Treasury Securities	$23,820,414	$202,945,305
Cash held in Trust Account	698	142
	$23,821,112	$202,945,447

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

As of June 30, 2023, the Public Warrants were publicly traded and their fair value was based on the market trade price on that date. The fair value for the Private Warrants was estimated using a Monte Carlo simulation model.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended June 30, 2023 and for the three months ended June 30, 2022, there were no transfers between levels.

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

	Private Warrant Liability	Public Warrant Liability
Fair Value as of December 31, 2022	$40,000	$—
Change in fair value of warrant liabilities	2,369,000	—
Fair Value as of March 31, 2023	2,409,000	—
Change in fair value of warrant liabilities	(2,247,000)	—
Fair Value as of June 30, 2023	$162,000	$—

The key inputs into the Private Placement Warrants model were as follows for June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Common stock price	$10.19	$10.03
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.07%	3.95%
Volatility	0.001%	0.001%
Term	5.25	5.25
Dividend Yield	0%	0%

The following contains additional information regarding the inputs used in the pricing models:

•	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

•	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

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

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited interim condensed  financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023.

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

Recent Developments

Proposed Business Combination and Entry Into the Business Combination Agreement

As previously disclosed, on March 19, 2023, Home Plate, the Sponsor,  Heidmar Marine Inc., a company organized and existing under the laws of Marshall Islands (“Holdings”), HP Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”), Heidmar Inc., a company organized and existing under the laws of Marshall Islands (“Heidmar”) and those shareholders of the Company party thereto (collectively, the “Heidmar Shareholders”), entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, among other things, Merger Sub will merge with and into Home Plate, with Home Plate continuing as the surviving entity and an indirect subsidiary of Holdings, as described further in the Business Combination Agreement (the “Merger” and together with the other transactions contemplated by the Business Combination Agreement and related agreements, the “Heidmar Business Combination”).

As previously disclosed, on July 17, 2023, Home Plate and Heidmar amended the Business Combination Agreement by entering into the First Amendment to the Business Combination Agreement,  to, among other things, (i) make various amendments to reflect updates to the legal structure of the transactions contemplated by the Business Combination Agreement, (ii) extend the Financial Statement Delivery Date (as defined in the Business Combination Agreement) from April 7, 2023 to June 30, 2023, (iii) extend the Company Termination Notice Date (as defined in the Business Combination) from May 30, 2023 to July 31, 2023, and (iv) provide that up to 550,000 Restricted Securities (as defined in the Lock-Up Agreement) to be issued to Sponsor under the Business Combination Agreement will not be subject to a post-Closing lock-up to the extent reasonably necessary to satisfy tax obligations of Sponsor or its direct or indirect equity holders incurred in connection with the transactions contemplated by the Business Combination Agreement.

On August 2, 2023, Home Plate and Heidmar entered into a Second Amendment to the Business Combination Agreement, which amends the Business Combination Agreement to extend the Company Termination Notice Date (as defined therein) from July 31, 2023 to September 8, 2023.

This Quarterly Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Heidmar Business Combination. A discussion of such risks and effects relating to the proposed Heidmar Business Combination is included in the Registration Statement.

 The consummation of the proposed Heidmar Business Combination is subject to certain conditions as further described in the Business Combination Agreement. The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing Date (as defined in the Business Combination Agreement).

 For additional information on the terms of the Business Combination Agreement, and other agreements entered or to be entered into in connection with the proposed Heidmar Business Combination, refer to Note 1. Organization and Business Background to the unaudited financial statements contained elsewhere in this Quarter Report on Form 10-Q, the Company’s Current Report on Form 8-K, filed with the filed with the SEC on March 20, 2023, and the Registration Statement on Form F-4 (File No. 333-273298) filed with the SEC on July 18, 2023 by Holdings, which will include the proxy statement of Home Plate for the business combination (the “Registration Statement”).

Business Combination Period Extension

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023,  we convened a special meeting of stockholders on March 30, 2023 (the “Extension Meeting”) at which our stockholders voted to approve proposals (i)  to amend our amended and restated certificate of incorporation to extend the date by which we must consummate an initial Business Combination from April 4, 2023 to October 4, 2023 (the “Extension Amendment Proposal”), (ii) to provide holders of shares of Class B common stock the right to convert their shares of Class B common stock on a one-to-one basis into shares of Class A common stock prior to the closing of a Business Combination, and (iii) to amend the he Investment Management Trust Agreement, dated as of September 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to extend the date by which we must consummate a Business Combination. On March 30, 2023, we filed an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to extend the date by which we must consummate our initial business combination from April 4, 2023 to October 4, 2023.

In connection with the Extension Meeting, we provided stockholders with the opportunity to redeem all or a portion of their shares of their Class A common stock. Stockholders holding 17,727,065 shares Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Consequently, approximately $180,577,599 (approximately $10.19 per share) was withdrawn from the Trust Account on April 12, 2023 to pay such redeeming holders.

Nasdaq Deficiency Notice

As previously disclosed, on June 23, 2023, we received a written notice (the “Notice”) from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) us that we were not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to maintain at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice has no immediate effect on the listing or trading of our securities on the Nasdaq Capital Market.

The Notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. We have timely submitted a plan to regain compliance. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, the Company will have the opportunity to appeal the decision to the Nasdaq Hearings Panel.

Results of Operations and Known Trends or Future Events

We have neither engaged in any significant business operations nor generated any revenues to date. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and preparing for the proposed Heidmar Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) and expect to incur significant costs in pursuit of our initial Business Combination.  We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

For the three months ended June 30, 2023, we had net income of $4,577,964 which consisted of a $103,066 income tax provision and $1,157,055 in formation, general and administrative expenses offset by a $5,204,000 gain in fair value of our warrant liabilities and a $634,085 gain on our investments held in the Trust Account.  For the six months ended June 30, 2023, we had net loss of $1,097,904 which consisted of a $282,000 loss in fair value of our warrant liabilities, a $525,054 income tax provision and $2,984,497 in formation, general and administrative expenses offset by a $2,693,647 gain on our investments held in the Trust Account.

For the three months ended June 30, 2022, we had net income of $2,255,601 which consisted of a $2,478,000 gain in fair value of our warrant liabilities and a $314,499 gain on our investments held in the Trust Account (defined below) offset by $510,373 in formation, general and administrative expenses and a $26,525 tax provision. For the six months ended June 30, 2022, we had net income of $5,763,811 which consisted of a $6,474,000 gain in fair value of our warrant liabilities and a $381,473 gain on our investments held in the Trust Account offset by $1,065,137 in formation, general and administrative expenses and a $26,525 tax provision.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2023, we had $726,505 in cash in our operating bank account and a working capital deficit of $3,903,478.

Our liquidity needs up to and through our IPO had been met through payment of $25,000 from the sale of the Founder Shares (as defined in Note 4) to our Sponsor and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $300,000. The Promissory Note was fully repaid in connection with the IPO and there is no balance outstanding as of June 30, 2023.

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

As of June 30, 2023, we had $23,821,112 in Investment Held in the Trust Account.

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

As of June 30, 2023, we held a cash balance of $726,505 outside of the Trust Account, which is available for working capital purposes. Until the consummation of a Business Combination, will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants issued to our Sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. Through June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements.

Commitments and Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

We have committed to pay up to $15,000 per month to our Sponsor for administrative, financial and support services provided to members of our sponsor team. This administrative service arrangement will terminate upon completion of our initial Business Combination or liquidation of the Company. We have incurred $0 and $30,000 pursuant to this agreement for the three and six months ended June 30, 2023.

On April 19, 2022, the Company entered into an agreement with a third-party consultant pursuant to which the consultant will provide to the Company, among other services, introductions to, and due diligence of, potential Business Combination target entities. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee, payable upon the satisfaction of certain transaction milestones, of up to $3,900,000 if the Company consummates a Business Combination with a target introduced by the consultant and fewer than 25% of the Public Shares are redeemed by stockholders in connection with such Business Combination. For the year ended December 31, 2022, $200,000 in expense was included in the income statement in relation to this agreement.  There were no amounts recorded for this agreement during the three and six months ended June 30, 2023.

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

On March 19, 2023, we entered into the Business Combination Agreement, as subsequently amended by the First Amendment to the Business Combination Agreement on July 17, 2023 and the Second Amendment to the Business Combination Agreement on August 3, 2023. For additional information, see “—Recent Developments,” above.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has  materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of risk factors related to the proposed Heidmar Business Combination, refer to the Registration Statement on Form F-4 (File No. 333-273298) filed by Holdings with the SEC on July 18, 2023.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity

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

There were no unregistered sales of our equity securities during the quarter ended June 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
2.1†
Business Combination Agreement, dated as of March 19, 2023, by and among Home Plate Acquisition Corporation, Home Plate Sponsor LLC, Heidmar Marine Inc., HP Merger Subsidiary Corp., Heidmar Inc., and the Heidmar Shareholders (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on  Form 8-K (File No. 001-40844), filed with the SEC on March 20, 2023.)

2.2
First Amendment to the Business Combination Agreement, dated as of July 17, 2023, by and among Home Plate Acquisition Corporation and Heidmar Inc.(Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on  Form 8-K (File No. 001-40844), filed with the SEC on July 17, 2023.)

2.3
Second Amendment to Business Combination Agreement, dated as of August 2, 2023, by and between Home Plate Acquisition Corporation and Heidmar Marine Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on  Form 8-K (File No. 001-40844), filed with the SEC on August 3, 2023.)

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

3.3	Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-259324), filed with the SEC on September 3, 2021.)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME PLATE ACQUISITION CORPORATION

Date: August 9, 2023	By:	/s/ Daniel Ciporin
Daniel Ciporin
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Jonathan Rosenzweig
Jonathan Rosenzweig
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)